Form 10-K
period 2023-12-31
SEELOS THERAPEUTICS, INC.
filed 2024-03-06
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of February 21, 2024, 13,680,576 shares of the common stock, par value $0.001, of the registrant were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $144.9 million based upon the closing sale price of the registrant’s common stock of $35.8536 on that date (after giving effect to the 1-for-30 reverse stock split effected on November 28, 2023). Shares of the registrant’s common stock held by each officer and director and by each person known to own in excess of 10% of outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the information contained in the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023.

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

In addition, except as otherwise indicated, all information in this Annual Report on Form 10-K gives effect to the 1-for-30 reverse stock split of the common stock that was effected on November 28, 2023.

ITEM 1.BUSINESS

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

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002 Intranasal Racemic Ketamine	Acute Suicidal Ideation and Behavior (“ASIB”) in Major Depressive Disorder (“MDD”)	Phase II

Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept (“PoC”) study on May 17, 2021; enrollment of Part 2 of a Phase II study closed in June 2023; topline data for Part 2 announced on September 20, 2023

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (“ALS”)	Phase II/III	Completed enrollment of final participants in February 2023 in the registrational study; data readout expected in the first quarter of 2024

	Spinocerebellar Ataxia (“SCA”)	Phase IIb/III	Announced dosing of the first participant in the registrational study in October 2022; enrollment of additional patients temporarily paused on March 29, 2023

	Huntington’s Disease (“HD”) and Alzheimer’s Disease (“AD”)	Phase II	Obtaining biomarker activity

SLS-004 Gene Therapy	Parkinson’s Disease (“PD”)	Pre-IND

Preclinical in vivo studies ongoing; announced partial results from a study demonstrating downregulation of α-synuclein in December 2022; currently analyzing data while temporarily pausing additional spend

SLS-007 Peptide Inhibitor	PD	Pre-IND

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

The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). We announced interim data from our Phase I study of SLS-002 during the quarterly period ended March 31, 2020. As a result, in March 2020, we completed a Type C meeting with the U.S. Food and Drug Administration (the “FDA”) and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in adults with MDD, to support the further clinical development of this product candidate, together with nonclinical data under development.

As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA’s expedited programs for drug development and review.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled PoC study for ASIB in subjects with MDD. We initiated this PoC study in two parts: Part 1 was an open-label study of 17 subjects, and was followed by Part 2, which is a double blind, placebo-controlled study of approximately 175 subjects. On January 15, 2021, we announced dosing of the first subjects in Part 1 of the PoC study. On March 5, 2021, we announced the completion of open-label enrollment of subjects in Part 1 of the PoC study. On May 17, 2021, we announced positive topline data from Part 1 of the PoC study, the open-label cohort, of our study of SLS-002 (intranasal racemic ketamine), demonstrating a significant treatment effect and a well-tolerated safety profile for ASIB in patients with MDD. This study enrolled 17 subjects diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide with a baseline score of ≥ 28 points on the Montgomery-Åsberg Depression Rating Scale (“MADRS”), a score of 5 or 6 on MADRS Item-10, a score of ≥ 15 points on the Sheehan-Suicidality Tracking Scale (S-STS) and a history of previous suicide attempt(s), as confirmed on the Columbia Suicide Severity Rating Scale (C-SSRS) with a history of at least one actual attempt, or if the attempt was interrupted or aborted, is judged to have been serious in intent. SLS-002 demonstrated a 76.5% response rate (response meaning 50% reduction from baseline) in the primary endpoint on MADRS 24 hours after first dose, with a mean reduction in total score from 39.4 to 14.5 points.

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

SLS-005 is IV trehalose, a protein stabilizer that crosses the blood-brain barrier and activates autophagy and the lysosomal pathway. Based on preclinical and in vitro studies, there is a sound scientific rationale for developing trehalose for the treatment of ALS, SCA and other indications such as Sanfilippo Syndrome. Trehalose is a low molecular weight disaccharide (0.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain barrier. In animal models of several diseases associated with abnormal cellular protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB (“TFEB”), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

Trehalose 90.5 mg/mL IV solution has demonstrated promising clinical potential in prior Phase II clinical development for oculopharyngeal muscular dystrophy (“OPMD”) and spinocerebellar ataxia type 3 (“SCA3”), also known as Machado Joseph disease, with no significant safety signals to date and encouraging efficacy results. Pathological accumulation of protein aggregates within cells, whether in the CNS or in muscle, and eventually leads to loss of function and ultimately cell death. Prior preclinical studies indicate that this platform has the potential to prevent mutant protein aggregation in other devastating PolyA/PolyQ diseases.

We own three U.S. patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation (“ODD”) for OPMD and SCA3 has been secured in the United States and in the European Union (“EU”). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency (the ”EMA”) for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled “COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER” which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick’s disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation (“RPDD”) for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the EMA. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. In July 2022, we also announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and Huntington’s disease (“HD”). In October 2022, we also announced the dosing of the first participant in the registrational Phase II/III study for the treatment of SCA. In March 2023, we announced that in order to focus the majority of our resources on the Phase II study of SLS - 002 (intranasal racemic ketamine) for ASIB in adults with MDD and the fully enrolled Phase II/III study of SLS - 005 in ALS, we have temporarily paused additional enrollment of patients in the SLS - 005 - 302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations, and is not based on any data related to safety or therapeutic effects.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of PD.

Strategy and Ongoing Programs

SLS-002:The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in adults with MDD. We released topline data for Part 1 of our open-label study on May 17, 2021. We initiated enrollment in Part 2 of the Phase II study on July 6, 2021, closed enrollment in June 2023, and released the topline data results in the third quarter of 2023.

SLS-005: We completed enrollment in February 2023 for a clinical study in ALS and began enrollment for a clinical study in SCA in October 2022. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. On February 28, 2022, we announced dosing of the first participants in the Healey ALS platform trial. In February 2023, we announced the completion of enrollment of the study and data readout is expected in the first quarter of 2024.

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

During 2022, we received regulatory approval in Australia to commence a study pursuing the collection of certain biomarker data in patients with AD.

We are also continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies.

In March 2023, we announced that in order to focus the majority of our resources on the ongoing Phase II study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD and the fully enrolled Phase II/III study of SLS-005 in ALS, we have temporarily paused additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations and is not based on any data related to safety or therapeutic effects.

SLS-004 is an all-in-one lentiviral vector, targeted for gene editing through DNA methylation within intron 1 of the synuclein alpha (“SNCA”) gene that expresses alpha-synuclein (“α-synuclein”) protein. SLS-004, when delivered to dopaminergic neurons derived from human-induced pluripotent stem cells of a PD patient, modified the expression on α-synuclein and exhibited reversal of the disease-related cellular-phenotype characteristics of the neurons. The role of mutated SNCA in PD pathogenesis and the need to maintain the normal physiological levels of α-synuclein protein emphasize the yet unmet need to develop new therapeutic strategies, such as SLS-004, targeting the regulatory mechanism of α-synuclein expression. On May 28, 2020, we announced the initiation of a preclinical study of SLS-004 in PD through an all-in-one lentiviral vector targeting the SNCA gene. We are constructing a bimodular viral system harboring an endogenous α-synuclein transgene and inducible regulated repressive CRISPR/dCas9-unit to achieve suppression of PD-related pathologies. On July 7, 2021, we announced positive in vivo data demonstrating down-regulation of SNCA mRNA and protein expression under this study. In December 2022, we announced in vivo data demonstrating that a single dose of SLS-004 was successful in reversing some of the key hallmarks of PD in a humanized mouse model. These findings observed in an in vivo humanized PD model validate and extend prior findings from in vitro data using SLS-004. SLS-004 demonstrated therapeutically desirable change in SNCA expression that led to reversing the key hallmarks of PD in the model towards normal physiological levels, indicating disease modifying effect of single dose administration of SLS-004, a CRISPR/dCas-9 based gene therapy for PD. We have halted any further investment in this program until additional funding is received.

SLS-007 is a rationally designed peptide-based approach, targeting the nonamyloid component core (“NACore”) of α-synuclein to inhibit the protein from aggregation. Recent in vitro and cell culture research has shown that SLS-007 has the ability to stop the propagation and seeding of α- synuclein aggregates. We will evaluate the potential for in vivo delivery of SLS-007 in a PD transgenic mice model. The goal will be to establish in vivo pharmacokinetics/pharmacodynamics and target engagement parameters of SLS-007, a family of anti- α -synuclein peptidic inhibitors. On June 25, 2020, we announced the initiation of a preclinical study of SLS-007 in PD delivered through an adeno-associated viral (“AAV”) vector targeting the non-amyloid component core of α-synuclein. We have initiated an in vivo preclinical study of SLS-007 in rodents to assess the ability of two specific novel peptides, S62 and S71, delivered via AAV1/2 vector, to protect dopaminergic function in the AAV A53T overexpression mice model of PD. Production of AAV1/2 vectors encoding each of the two novel peptides incorporating hemagglutinin tags has already been completed. The results are currently being analyzed and the next steps for development of this program will be decided in concert with SLS-004 results and readouts, as both target the same pathway upstream.

SLS-009 is our first internally created program, which follows the mechanism of action known as PROTACs (protein-targeting chimeric molecules), which uses the body’s own natural process of autophagy and lysosomal degradation to clear out mutant and misfolded proteins in the body. SLS-009 induces autophagy and enhances lysosomal clearance by augmenting existing endogenous cellular degradation pathways to remove only the mutant and neurotoxic proteins

We intend to become a leading biopharmaceutical company focused on neurological and psychiatric disorders, including orphan indications. Our business strategy includes:

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

Nasdaq Minimum Bid Notice and Minimum Market Value Notice

On November 1, 2023, we received written notice (the “First Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). On January 12, 2024, we received a letter from Nasdaq notifying us that we regained full compliance with Nasdaq Listing Rule 5550(a)(2) as of December 13, 2023, after the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days from November 28, 2023 through December 12, 2023.

In addition, on November 2, 2023, we received written notice (the “Second Notice”) from Nasdaq indicating that, for the last 32 consecutive business days, the market value of our listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (“Rule 5550(b)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until April 30, 2024, to regain compliance. The Second Notice states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before April 30, 2024, the market value of our common stock closes at $35 million or more for a minimum of ten consecutive business days.

The Second Notice has no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on the Nasdaq Capital Market under the symbol “SEEL.”

If we do not regain compliance with Rule 5550(b)(2) by April 30, 2024, we will receive written notification that our securities are subject to delisting. In the event we receive any such notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant any request for continued listing.

We intend to monitor the market value of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with the minimum market value of listed securities rule by April 30, 2024. There can be no assurance that we will be able to regain compliance with Nasdaq’s minimum market value of listed securities rule or that we will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market.

Reverse Stock Split

On November 27, 2023, we filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) effect a 1-for-30 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, effective at 12:01 a.m. Eastern Time, on November 28, 2023, and (ii) decrease the number of total authorized shares of our common stock from 480,000,000 shares to 16,000,000 shares. Our common stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market at the opening of the market on November 28, 2023. Unless specifically provided otherwise herein, the share and per share information in this Annual Report on Form 10-K gives effect to the Reverse Stock Split.

Public Offering

Pursuant to an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group, LLC, a division of American Capital Partners, LLC (“Titan”), on December 1, 2023, we sold, in an underwritten public offering (i) 1,781,934 shares (the “December Shares”) of our common stock, (ii) pre-funded warrants to purchase up to 2,422,612 shares of common stock (the “December Pre-Funded Warrants”) and (iii) accompanying common stock warrants to purchase up to 4,204,546 shares of common stock (the “December Common Warrants” and together with the Pre-Funded Warrants, the “December Warrants”). The combined public offering price for each share of common stock and accompanying December Common Warrant to purchase one share of common stock was $1.32 and the combined public offering price for each share of common stock subject to a December Pre-Funded Warrant and accompanying December Common Warrant to purchase one share of common stock was $1.319. The net proceeds to us were approximately $5.0 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us.

The December Pre-Funded Warrants were exercisable immediately and had an exercise price of $0.001 per share. As of December 31, 2023, the December Pre-Funded Warrants had been exercised in full.

The per share exercise price for the December Common Warrants is $1.32, subject to adjustment as provided therein. The December Common Warrants were exercisable immediately and expire on December 1, 2028. Each holder of a December Common Warrant does not have the right to exercise any portion of its December Common Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99)% of the number of shares of the common stock outstanding immediately after giving effect to such exercise (the “December Common Warrant Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to us, the holder may increase the December Common Warrant Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the December Common Warrants is subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the December Common Warrants.

Recent Developments

Authorized Share Increase

On January 10, 2024, we held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended (the “Articles”), to increase the number of authorized shares of our common stock to a total of 400,000,000.

On January 10, 2024, we filed a Certificate of Amendment to the Articles (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to increase the number of authorized shares of our common stock from 16,000,000 to 400,000,000 (the “Authorized Share Increase”). Any newly authorized shares of our common stock were identical to the shares of our common stock previously authorized and outstanding. The Certificate of Amendment did not alter the voting powers or relative rights of our common stock.

Receipt of Minutes from its End of Phase II Meeting with the United States Food and Drug Administration (“FDA”)

On January 22, 2024, we announced the receipt of minutes from our end of Phase II meeting with the FDA for our Phase II SLS-002-201 study. In the meeting minutes, the FDA agreed that the primary endpoint in a Phase III trial could be the change from baseline in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score at Day 16, rather than the 24-hour timepoint that was selected in the Phase II SLS-002-201 study. The key secondary endpoint could be the change from baseline at 24 hours on the suicidality scale. This agreement with the FDA gives us further confidence for our Phase III development of SLS-002 as data in the Phase II study showed clinically significant treatment differences from placebo on both the Day 16 MADRS (p-value: 0.012) and the 24-hour Sheehan- Suicidality Tracking Scale (S-STS) (p-value: 0.008).

January 2024 Offering

On January 26, 2024, we entered into a securities purchase agreement (the “January 2024 Securities Purchase Agreement”) with certain institutional investors (the “January Investors”), pursuant to which, on January 30, 2024, we issued and sold 3,404,256 shares (the “January Shares”) of common stock in a registered direct offering (the “January 2024 RDO”). In a concurrent private placement (the “Private Placement” and together with the January 2024 RDO, the “Offering”), we also agreed to issue and sell to the January Investors the warrants to purchase up to 3,404,256 shares of common stock (the “January Warrants”). The combined purchase price for one January Share and accompanying January Warrant to purchase one share for each share of common stock purchased was $1.175.

The January Warrants have an exercise price of $1.05 per share of common stock, are exercisable immediately upon issuance and expire five years following the initial date of exercise. The exercise price and number of shares of common stock issuable upon the exercise of the January Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the January Warrants. If at any time after the six month anniversary of the date of issuance, a registration statement covering the issuance of the shares of common stock issuable upon exercise of the January Warrants is not available for the issuance, then the holders may exercise the January Warrants by means of a “cashless exercise.”

The January Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

On January 26, 2024, we also entered into a placement agent agreement (the “Placement Agent Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”), pursuant to which the Placement Agent acted as placement agent for the Offering and we agreed to pay the Placement Agent an aggregate fee equal to 7% of the aggregate gross proceeds received by us from the sale of the securities in the Offering. The Placement Agent Agreement includes indemnity and other customary provisions for transactions of this nature. We also agreed to reimburse the Placement Agent for up to $50,000 for the Placement Agent’s legal fees and expenses and non-accountable expenses in an amount not to exceed $15,000.

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

As partial consideration for the grant of the rights and licenses under the License Agreement, we paid to Ligand a nominal option fee. As further partial consideration for the grant of the rights and licenses to us under the License Agreement, we were obligated to pay to Ligand an aggregate of $1.3 million within 30 days after the closing of the issuance and sale by us of debt and/or equity securities for gross proceeds to us of at least $7.5 million. In connection with the closing of the Merger, we issued 13,077 shares of common stock to settle this obligation. As further partial consideration for the grant of the rights and licenses to us by Ligand under the License Agreement, we agreed to pay to Ligand certain one-time, non-refundable milestone payments upon the achievement of certain financing milestones, consisting of (i) the lesser of $3.5 million or 10% of the net proceeds to us in the event of our initial public offering or a financing transaction consummated in connection with a transaction as a result of which our business becomes owned or controlled by an existing issuer with a class of securities registered under the Exchange Act and immediately after such transaction, our security holders as of immediately before such transaction own, as a result of such transaction, at least 35% of the equity securities or voting power of such issuer, or (ii) the lesser of $3.5 million or 10% of the net proceeds to us in the event we are acquired. In connection with the closing of the Merger, we issued 13,632 shares of common stock to settle this obligation.

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

Patent Portfolio

As of February 21, 2024, we owned or in-licensed approximately 28 issued patents that relate to our core programs, which will expire from 2023 through 2037, approximately. Also, as of that same date, we owned or in-licensed approximately 64 patent applications that relate to our core programs, which if ultimately issued would expire as late as approximately 2044, based upon the potential expiration date of the last to expire of those patent applications.

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

Trademark Portfolio

As of February 21, 2024, we owned approximately 6 registered trademarks worldwide. We have common law trademark rights in the unregistered marks “Seelos Therapeutics, Inc.,” “Seelos” and the Seelos logo in certain jurisdictions. Vitaros is a registered trademark of Ferring in certain countries outside of the United States.

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

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND also includes results of animal studies or other human studies, as appropriate, as well as manufacturing information, analytical data and any available clinical data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor, and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

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

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A complete response letter may require additional clinical data and/or an additional pivotal Phase III clinical trial(s), and/or other significant, expensive, and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a risk evaluation and mitigation strategy to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

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

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

The Hatch-Waxman Amendments

ANDA Approval Process

The Hatch-Waxman Act established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute these drugs is obtained by filing an abbreviated new drug application (“ANDA”) with the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications, and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug.

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

Other Health Care Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our product candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, physician sunshine and privacy and security laws and regulations. The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious, or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the United States, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion-dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, “the Affordable Care Act”), among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of approximately $0.2 million per year (or up to an aggregate of $1.1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation, and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Coverage and Reimbursement

Sales of our product candidates, once approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, private health insurers and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our products and product candidates, if approved, will therefore depend substantially on the extent to which the costs of products and our product candidates will be paid by third-party payors. Additionally, the market for our products and product candidates will depend significantly on access to third-party payors’ formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future net revenue and results. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which took effect in 2023. Under the Inflation Reduction Act, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year, and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. Decreases in third-party reimbursement for our products and product candidates or a decision by a third-party payor to not cover our products or product candidates could reduce physician usage of our products and product candidates, if approved, and have a material adverse effect on our sales, results of operations and financial condition.

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

Employees

As of February 21, 2024, we had 16 employees, 15 of which are full-time employees, and all of whom are in the United States. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $252.6 million from our inception through December 31, 2023.

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

For example, as of March 2023, in order to focus the majority of our resources on the Phase II study of SLS - 002 (intranasal racemic ketamine) for ASIB in patients with MDD and the fully enrolled Phase II/III study of SLS - 005 in ALS, we are temporarily pausing additional enrollment of patients in the SLS - 005 - 302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations and is not based on any data related to safety or therapeutic effects. Our focus on these studies may cause us to fail to capitalize on other opportunities. Because the successful development of our product candidates is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. In addition, we may not be able to generate sufficient revenue, even if we are able to commercialize any of our product candidates, to become profitable.

Our debt agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

On November 23, 2021, we issued and sold to Lind Global Asset Management V, LLC (“Lind”) a convertible promissory note in an initial aggregate principal amount of $22.0 million for an aggregate purchase price of $20.0 million, as amended (the “Convertible Promissory Note”). The Convertible Promissory Note contains certain restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the Convertible Promissory Note or more in cash and cash equivalents commencing on March 28, 2024. As of February 21, 2024, the outstanding principal amount of the Convertible Promissory Note was approximately $12.6 million. In the event we fail to meet the minimum cash balance as required under the Convertible Promissory Note, and if we are unable to cure such default within fifteen days from its occurrence or otherwise obtain a waiver from Lind or amend the terms of the Convertible Promissory Note, we would trigger a default under the Convertible Promissory Note. If we are not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the Convertible Promissory Note, Lind could declare the Convertible Promissory Note immediately due and payable, which would require us to pay 120% of the outstanding principal amount of the Convertible Promissory Note and would have a material adverse effect on our liquidity, financial condition, operating results, business and prospects, and could cause the price of our common stock to decline. In addition, since the borrowings under the Convertible Promissory Note are secured by a first priority lien on our assets, Lind would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the Convertible Promissory Note. In addition, upon an Event of Default (as defined in the Convertible Promissory Note), Lind shall have the right to convert the then-outstanding principal amount of the Convertible Promissory Note into shares of our common stock at the lower of (x) the then-current conversion price (which is currently $180.00 per share, subject to adjustment in certain circumstances as described in the Convertible Promissory Note) and (y) 85% of the average of the five lowest daily volume weighted-average price of our common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

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

As of December 31, 2023, we had a cash balance of approximately $3.0 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

As a result of our recurring losses from operations, in addition to the risk of noncompliance with the minimum cash balance requirements under the Convertible Promissory Note as discussed above under the heading “Our debt agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become immediately payable”, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2023 included a “going concern” explanatory paragraph indicating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC (the “Shelf Registration Statement”). We may use the “Shelf Registration Statement to offer from time to time up to $246.0 million of any combination of debt securities, common and preferred stock and warrants. However, for so long as our public float remains less than $75 million, in no event will we sell securities pursuant to shelf registration statements, including pursuant to the Shelf Registration Statement, with a value more than one - third of the aggregate market value of our common stock held by non - affiliates in any 12 - month period. In addition, we agreed in a securities purchase agreement entered into in connection with our March 2023 registered direct offering (the “March 2023 RDO”) that we would not, subject to certain exceptions, effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the March 2023 RDO, and (b) September 21, 2026 (or, in the case of an at - the - market offering, September 21, 2024). Additionally, we agreed in a securities purchase agreement entered into in connection with our

September 2023 registered direct offering that, until March 25, 2024, we will not effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving an at - the - market offering or variable rate transaction. We also agreed in a securities purchase agreement entered into in connection with our January 2024 registered direct offering that, subject to certain exceptions, until March 15, 2024, we will not to enter into any agreement to issue or announce the issuance or proposed issuance of any common stock or common stock equivalents and that, until July 30, 2024, we will not, subject to certain exceptions, effect any issuance of shares of common Stock or common stock equivalents involving an at - the - market offering or variable rate transaction.

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

In addition, debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends and may be secured by all or a portion of our assets. For example, we granted to Lind, as the holder of the Convertible Promissory Note, a first priority lien on our assets and properties and the Convertible Promissory Note includes restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then-outstanding principal amount under the Convertible Promissory Note or more in cash and cash equivalents commencing on March 28, 2024. Our inability to raise capital when needed may harm our business, financial condition, and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

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

This product candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical to early to late - stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late - stage clinical trials, approval and commercialization, such changes carry the risk that they will not achieve these intended objectives. In addition, nonclinical studies may be requested or required even after clinical trials have been commenced or completed.

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

If the FDA determines that our 505(b)(2) regulatory pathway is not viable for SLS-002 or any other applicable product candidate for any reason, we will need to reconsider our plans and might not be able to commercialize any such product candidate in a cost-efficient manner, or at all. If we were to pursue approval under the 505(b)(1) NDA pathway, we would be subject to more extensive requirements and risks such as conducting additional clinical trials, providing additional data and information, or meeting additional standards for marketing approval. As a result, the time and financial resources required to obtain marketing approval for our product candidates would likely increase substantially and further complications and risks associated with our product candidates may arise. Also, new competing products may reach the market faster than ours, which may materially and adversely affect our competitive position, business and prospects.

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

The FDA, the EMA and comparable foreign authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA, the EMA or comparable foreign authorities as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment that our products could be used in such manner. However, if we are found to have promoted our products for any off-label uses, the federal government could levy civil, criminal or administrative penalties, and seek fines against us. Such enforcement has become more common in the industry. The FDA, the EMA or comparable foreign authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

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

Further, despite the great need for an effective disease-modifying treatment for ALS and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. In May 2022, the FDA approved an orally administered version of edaravone, which has been available since 2017 as an intravenous infusion for the treatment of ALS. In July 2022, the FDA accepted an NDA for tofersen, an investigational drug from Biogen Inc., for the treatment of superoxide dismutase 1 ALS. In April 2023, the FDA granted accelerated approval to tofersen, branded as QALSODY, for the treatment of superoxide dismutase 1 ALS. Additionally, in September 2022, the FDA approved AMX0035, now branded as Relyvrio, a drug from Amylyx Pharmaceuticals, Inc., for the treatment of ALS. AMX0035 previously received a conditional approval by Health Canada in June 2022. In October 2023, the EMA Committee for Medicinal Products for Human Use confirmed a June 2023 recommendation to refuse a marketing authorization for AMX0035 in the European Union, with the final decision expected from the European Commission by the end of 2023.

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

These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals, or commercialization of our product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

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

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which took effect in 2023. Under the Inflation Reduction Act, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to generate revenues from any of our product candidates that are ultimately approved for commercialization. If regulatory sanctions are applied or if regulatory approval is withdrawn, our business, financial condition and results of operations will be adversely affected. Additionally, if we are unable to generate revenues from product sales, our potential for achieving profitability will be diminished and our need to raise capital to fund our operations will increase.

If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of February 21, 2024, we have 16 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete agreements with employees and require employers to rescind existing non-compete agreements, may lead to increased uncertainty in hiring and competition for talent. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

In addition, competitors and others are likely in the future to attempt to recruit our employees. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and other technical personnel, could materially and adversely affect our business, financial condition and results of operations. Moreover, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete with employees and require employers to rescind existing non-competes, may lead to increased uncertainty in hiring and competition for talent. In addition, the replacement of key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our drug development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs, and the development of our product candidates could be delayed.

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

We and our suppliers may experience a disruption in our and their business as a result of natural disasters. A significant natural or man-made disaster, such as an earthquake, power outages, hurricane, flood or fire, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater New York, New York region, as well as the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia and the Israel - Hamas war, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management.

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

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and results of operations.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, and the California Privacy Rights Act (the “CPRA”), effective January 1, 2023, secure new privacy rights for consumers and impose new obligations on us. Many other states have implemented or are considering similar legislation which will change the privacy law landscape in the United States. For example, Virginia, Colorado, Utah and Connecticut have all adopted privacy laws, which take effect in 2023. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas also adopted privacy laws, which take effect from July 1, 2024 through 2026. Further, Washington’s My Health My Data Act, taking effect July 1, 2024, imposes similar requirements specific to consumer health data. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming, and inherently uncertain. For example, the U.S. previously enacted and is currently implementing wide-ranging patent reform legislation. Specifically, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law and included a number of significant changes to U.S. patent law, and many of the provisions became effective in March 2013. However, it may take the courts years to interpret the provisions of the Leahy-Smith Act, and the implementation of the statute could increase the uncertainties and costs surrounding the prosecution of our licensed and future patent applications and the enforcement or defense of our licensed and future patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect (a “Unitary Patent”). Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC - based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long - term effects of the new unitary patent system.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, in 2023 our closing stock price ranged from $1.25 to $49.20 per share (such prices reflect the Reverse Stock Split (as defined below)). Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Moreover, in the past, stockholders have initiated class action and other lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock or periods of decreased stock price. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business. We are not currently party to any such litigation. However, on October 10, 2023, Empery Asset Management, LP (“Empery”) issued a press release disclosing that it transmitted a letter to our management and board of directors claiming that our Chief Executive Officer allegedly made material misrepresentations regarding the Phase II study of SLS - 002 (intranasal racemic ketamine) for ASIB in patients with MDD. We disagree with the statements and allegations in the press release and believe that we have good and substantial defenses to the claims alleged by Empery, but there is no guarantee that Empery will not bring a lawsuit against us or that we will prevail in any such litigation, if initiated.

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, The Nasdaq Stock Market LLC (Nasdaq”) will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

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

On November 1, 2023, we received written notice (the “First Notice”) from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). On January 12, 2024, we received a letter from Nasdaq notifying us that we regained full compliance with Nasdaq Listing Rule 5550(a)(2) as of December 13, 2023, after the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days from November 28, 2023 through December 12, 2023.

On November 1, 2023, we received an additional written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until April 29, 2024, to regain compliance On January 12, 2024, we received a letter from Nasdaq notifying us that we regained full compliance with Rule 5550(a)(2) as of December 13, 2023, after the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days from November 28, 2023 through December 12, 2023. In addition, on November 2, 2023, we received an additional written notice from Nasdaq indicating that, for the last thirty-two consecutive business days, the market value of our listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (“Rule 5550(b)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until April 30, 2024, to regain compliance. The Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before April 30, 2024, the market value of our common stock closes at $35 million or more for a minimum of ten consecutive business days.

We will continue to monitor the bid price and market value of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with the minimum market value of listed securities rule by April 30, 2024. There can be no assurances that we will be able to regain compliance with Nasdaq’s minimum market value of listed securities rule or that we will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market. If we do not regain compliance with Rule 5550(b)(2) by April 30, 2024, we will receive written notification that our securities are subject to delisting. In the event we receive any such notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurances that the Nasdaq staff would grant any request for continued listing.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2023, we have outstanding warrants to purchase an aggregate of approximately 5.3 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of December 31, 2023, 818,843 shares of our common stock were reserved for issuance under our equity incentive plans, of which 511,429 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $48.13 per share, 174,888 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 21,756 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 110,770 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. Furthermore, from time to time and before the maturity date of the Convertible Promissory Note, Lind currently has the option to convert any portion of the then-outstanding principal amount of the Convertible Promissory Note into shares of our common stock at a price per share of $180.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization and interest payments on the Convertible Promissory Note in the form of shares of our common stock, with the number of shares issuable calculated based on ninety percent (90%) of the average of the five (5) lowest daily volume weighted average price of shares of our common stock during the twenty (20) trading days ending on the last trading day prior to such payment date. Any issuances of shares of our common stock pursuant to the Convertible Promissory Note will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non - performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non - performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market - wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008 - 2010 financial crisis.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	loss of access to revolving existing credit facilities or other working capital sources and/or the
●	inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
●	potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements;
●	potential or actual breach of financial covenants in our credit agreements or credit arrangements;
●	potential or actual cross - defaults in other credit agreements, credit arrangements or operating or financing agreements; or
●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on our company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to our company and may have material adverse impacts on our business.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

In the normal course of business, we collect and store personal information and other sensitive information, including proprietary and confidential business information, intellectual property, information regarding patients and clinical trial participants, sensitive third - party information and employee information.

Our cybersecurity risk management strategy focuses on several areas:

●	Identification and Reporting: We have implemented a cross - functional approach to assessing, identifying and managing material cybersecurity threats and incidents. Our program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner. We conduct periodic assessments and testing of our policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events.
●	Technical Safeguards: We implement technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti - malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications. We use managed detection and response services to monitor our network infrastructure and associated endpoints for possible cybersecurity threats. In addition, we use multi - factor authentication, perform regular penetration testing and engage third parties to assess the effectiveness of our cybersecurity practices.
●	Incident Response and Recovery Planning: We have established and maintain incident response, business continuity, and disaster recovery plans designed to address our response to a cybersecurity incident. We conduct regular tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
●	Third - Party Risk Management: We maintain a risk - based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third - party systems, including any outside auditors or consultants who advise on our cybersecurity systems.
●	Education and Awareness: We provide regular, mandatory training for all levels of employees regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes, and practices.

Our Board of Directors (the “Board”) is responsible for overseeing our risk management program and cybersecurity is a critical element of this program. The Audit Committee of our Board oversees management of risk, including cybersecurity and the management of cybersecurity threats. This committee meets regularly with the Company’s management and reports to the full Board. Management is responsible for the day - to - day administration of our risk management program and our cybersecurity policies, processes, and practices. Our cybersecurity policies, standards, processes, and practices are integrated into our overall risk management system and processes. In general, we seek to address material cybersecurity threats through a company - wide approach that addresses the confidentiality, integrity, and availability of our information systems or the information that we collect and store, by assessing, identifying and managing cybersecurity issues as they occur. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity risk that meets pre - established reporting thresholds, as well as ongoing updates regarding any such risk. Our CEO and CFO each have over 25 years of experience managing risk at the Company and at similar companies.

Material Affects of Cybersecurity Incidents

Other than as disclosed in Part I, Item 1A “Risk Factors” above, including, without limitation, the risk factor under the heading “We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively”, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition.

ITEM 2.PROPERTIES

We currently lease one corporate office property in New York, New York, as our corporate office space for approximately 300 square feet. We believe that our leased facility is generally well maintained and in good operating condition and that the space is suitable and sufficient for our operational needs.

ITEM 3.LEGAL PROCEEDINGS

We may be a party to certain other litigation that is either judged to be not material or that arises in the ordinary course of business from time to time. We intend to vigorously defend our interests in these matters. We expect that the resolution of these matters will not have a material adverse effect on our business, financial condition, or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.

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

On November 27, 2023, we filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) effect a 1 - for - 30 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, effective at 12:01 a.m. Eastern Time, on November 28, 2023, and (ii) decrease the number of total authorized shares of our common stock from 480,000,000 shares to 16,000,000 shares. Our common stock began trading on a Reverse Stock Split - adjusted basis on the Nasdaq Capital Market at the opening of the market on November 28, 2023.

On January 10, 2024, we filed a Certificate of Amendment to the Articles (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to increase the number of authorized shares of our common stock from 16,000,000 to 400,000,000 (the

“Authorized Share Increase”). Any newly authorized shares of our common stock were identical to the shares of our common stock previously authorized and outstanding. The Certificate of Amendment did not alter the voting powers or relative rights of our common stock.

On February 21, 2024, the last reported sales price for our common stock on the Nasdaq Capital Market was $0.80 per share, and we had approximately 104 holders of record of our common stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company (“DTC”). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2023, we issued the following shares of common stock to Lind to satisfy principal and interest payments under the 2021 Note: (a) 62,570 shares of common stock on October 5, 2023 to satisfy principal payments thereunder at a repayment share price of $4.41 per share, (b) 172,161 shares of common stock on November 9, 2023 to satisfy principal payments thereunder at a repayment share price of $4.44 per share, and (c) 38,405 shares of common stock on November 9, 2023 to satisfy interest payments thereunder at a repayment share price of $4.44 per share, and ((a) through (c), collectively, the “Lind Shares”). The Lind Shares were issued to Lind in transactions exempt from registration under the Securities Act, in reliance on Section 4 (a) (2) thereof and Rule 506 (b) of Regulation D thereunder. Accordingly, the Lind Shares have not been registered under the Securities Act and the Lind Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002 Intranasal Racemic Ketamine	Acute Suicidal Ideation and Behavior (“ASIB”) in Major Depressive Disorder (“MDD”)	Phase II

Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept (“PoC”) study on May 17, 2021; enrollment of Part 2 of a Phase II study closed in June 2023; topline data for Part 2 announced on September 20, 2023

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (“ALS”)	Phase II/III	Completed enrollment of final participants in February 2023 in the registrational study; data readout expected in the first quarter of 2024

	Spinocerebellar Ataxia (“SCA”)	Phase IIb/III	Announced dosing of the first participant in the registrational study in October 2022; enrollment of additional patients temporarily paused on March 29, 2023

	Huntington’s Disease (“HD”) and Alzheimer’s Disease (“AD”)	Phase II	Obtaining biomarker activity

SLS-004 Gene Therapy	Parkinson’s Disease (“PD”)	Pre-IND

Preclinical in vivo studies ongoing; announced partial results from a study demonstrating downregulation of α-synuclein in December 2022; currently analyzing data while temporarily pausing additional spend

SLS-007 Peptide Inhibitor	PD	Pre-IND

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

The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). We announced interim data from our Phase I study of SLS-002 during the quarterly period ended March 31, 2020. As a result, in March 2020, we completed a Type C meeting with the U.S. Food and Drug Administration (the “FDA”) and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in adults with MDD, to support the further clinical development of this product candidate, together with nonclinical data under development.

As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA’s expedited programs for drug development and review.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled PoC study for ASIB in subjects with MDD. We initiated this PoC study in two parts: Part 1 was an open-label study of 17 subjects, and was followed by Part 2, which is a double blind, placebo-controlled study of approximately 175 subjects. On January 15, 2021, we announced dosing of the first subjects in Part 1 of the PoC study. On March 5, 2021, we announced the completion of open - label enrollment of subjects in Part 1 of the PoC study. On May 17, 2021, we announced positive topline data from Part 1 of the PoC study, the open-label cohort, of our study of SLS-002 (intranasal racemic ketamine), demonstrating a significant treatment effect and a well-tolerated safety profile for ASIB in patients with MDD. This study enrolled 17 subjects diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide with a baseline score of ≥ 28 points on the Montgomery-Åsberg Depression Rating Scale (“MADRS”), a score of 5 or 6 on MADRS Item-10, a score of ≥ 15 points on the Sheehan-Suicidality Tracking Scale (S-STS) and a history of previous suicide attempt(s), as confirmed on the Columbia Suicide Severity Rating Scale (C-SSRS) with a history of at least one actual attempt, or if the attempt was interrupted or aborted, is judged to have been serious in intent. SLS-002 demonstrated a 76.5% response rate (response meaning 50% reduction from baseline) in the primary endpoint on MADRS 24 hours after first dose, with a mean reduction in total score from 39.4 to 14.5 points.

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

SLS-005 is IV trehalose, a protein stabilizer that crosses the blood-brain barrier and activates autophagy and the lysosomal pathway. Based on preclinical and in vitro studies, there is a sound scientific rationale for developing trehalose for the treatment of ALS, SCA and other indications such as Sanfilippo Syndrome. Trehalose is a low molecular weight disaccharide (0.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain barrier. In animal models of several diseases associated with abnormal cellular protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB (“TFEB”), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

Trehalose 90.5 mg/mL IV solution has demonstrated promising clinical potential in prior Phase II clinical development for oculopharyngeal muscular dystrophy (“OPMD”) and spinocerebellar ataxia type 3 (“SCA3”), also known as Machado Joseph disease, with no significant safety signals to date and encouraging efficacy results. Pathological accumulation of protein aggregates within cells, whether in the CNS or in muscle, and eventually leads to loss of function and ultimately cell death. Prior preclinical studies indicate that this platform has the potential to prevent mutant protein aggregation in other devastating PolyA/PolyQ diseases.

We own three U.S. patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation (“ODD”) for OPMD and SCA3 has been secured in the United States and in the European Union (“EU”). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency (the “EMA”) for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled “COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER” which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick’s disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation (“RPDD”) for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the EMA. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. In July 2022, we also announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and Huntington’s disease (“HD”). In October 2022, we also announced the dosing of the first participant in the registrational Phase II/III study for the treatment of SCA. In March 2023, we announced that in order to focus the majority of our resources on the Phase II study of SLS - 002 (intranasal racemic ketamine) for ASIB in adults with MDD and the fully enrolled Phase II/III study of SLS - 005 in ALS, we have temporarily paused additional enrollment of patients in the SLS - 005 - 302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations, and is not based on any data related to safety or therapeutic effects.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of PD.

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in adults with MDD. We released topline data for Part 1 of our open-label study on May 17, 2021. We initiated enrollment in Part 2 of the Phase II study on July 6, 2021, closed enrollment in June 2023, and released the topline data results in the third quarter of 2023.

SLS-005: We completed enrollment in February 2023 for a clinical study in ALS and began enrollment for a clinical study in SCA in October 2022. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. On February 28, 2022, we announced dosing of the first participants in the Healey ALS platform trial. In February 2023, we announced the completion of enrollment of the study and data readout is expected in the first quarter of 2024.

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

During 2022, we received regulatory approval in Australia to commence a study pursuing the collection of certain biomarker data in patients with AD.

We are also continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies. In March 2023, we announced that in order to focus the majority of our resources on the ongoing Phase II study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD and the fully enrolled Phase II/III study of SLS-005 in ALS, we have temporarily paused additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations and is not based on any data related to safety or therapeutic effects.

SLS-004 is an all-in-one lentiviral vector, targeted for gene editing through DNA methylation within intron 1 of the synuclein alpha (“SNCA”) gene that expresses alpha-synuclein (“α-synuclein”) protein. SLS-004, when delivered to dopaminergic neurons derived from human-induced pluripotent stem cells of a PD patient, modified the expression on α-synuclein and exhibited reversal of the disease-related cellular-phenotype characteristics of the neurons. The role of mutated SNCA in PD pathogenesis and the need to maintain the normal physiological levels of α-synuclein protein emphasize the yet unmet need to develop new therapeutic strategies, such as SLS-004, targeting the regulatory mechanism of α-synuclein expression. On May 28, 2020, we announced the initiation of a preclinical study of SLS-004 in PD through an all-in-one lentiviral vector targeting the SNCA gene. We are constructing a bimodular viral system harboring an endogenous α-synuclein transgene and inducible regulated repressive CRISPR/dCas9-unit to achieve suppression of PD-related pathologies. On July 7, 2021, we announced positive in vivo data demonstrating down-regulation of SNCA mRNA and protein expression under this study. In December 2022, we announced in vivo data demonstrating that a single dose of SLS-004 was successful in reversing some of the key hallmarks of PD in a humanized mouse model. These findings observed in an in vivo humanized PD model validate and extend prior findings from in vitro data using SLS-004. SLS-004 demonstrated therapeutically desirable change in SNCA expression that led to reversing the key hallmarks of PD in the model towards normal physiological levels, indicating disease modifying effect of single dose administration of SLS-004, a CRISPR/dCas-9 based gene therapy for PD. We have halted any further investment in this program until additional funding is received.

SLS-007 is a rationally designed peptide-based approach, targeting the nonamyloid component core (“NACore”) of α-synuclein to inhibit the protein from aggregation. Recent in vitro and cell culture research has shown that SLS-007 has the ability to stop the propagation and seeding of α- synuclein aggregates. We will evaluate the potential for in vivo delivery of SLS-007 in a PD transgenic mice model. The goal will be to establish in vivo pharmacokinetics/pharmacodynamics and target engagement parameters of SLS-007, a family of anti- α -synuclein peptidic inhibitors. On June 25, 2020, we announced the initiation of a preclinical study of SLS-007 in PD delivered through an adeno - associated viral (“AAV”) vector targeting the non-amyloid component core of α-synuclein. We have initiated an in vivo preclinical study of SLS-007 in rodents to assess the ability of two specific novel peptides, S62 and S71, delivered via AAV1/2 vector, to protect dopaminergic function in the AAV A53T overexpression mice model of PD. Production of AAV1/2 vectors encoding each of the two novel peptides incorporating hemagglutinin tags has already been completed. The results are currently being analyzed and the next steps for development of this program will be decided in concert with SLS-004 results and readouts, as both target the same pathway upstream.

SLS - 009 is our first internally created program, which follows the mechanism of action known as PROTACs (protein - targeting chimeric molecules), which uses the body’s own natural process of autophagy and lysosomal degradation to clear out mutant and misfolded proteins in the body. SLS - 009 induces autophagy and enhances lysosomal clearance by augmenting existing endogenous cellular degradation pathways to remove only the mutant and neurotoxic proteins.

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

Results of Operations

Grant Revenue

Grant revenue was $2.2 million and $0 for the years ended December 31, 2023 and 2022, respectively. Grant revenue is earned under the Mass General Grant agreement for the expanded access program for ALS, which commenced in 2023.

Operating Expense

Operating expense for the years ended December 31, 2023 and 2022 was as follows (in thousands, except percentages):

			Year Ended December 31,
	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Operating expense
Research and development	$30,117	$58,620	$(28,503)	(49)%
General and administrative	12,585	12,296	289	2%
Total operating expense	$42,702	$70,916	$(28,214)	(40)%

Research and Development Expenses

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $28.5 million decrease in R&D expense during the year ended December 31, 2023, as compared to the same period in 2022, is detailed as follows (in thousands, except percentages):

			Year Ended December 31,
	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Research and development expenses
License payments	$—	$6,295	$(6,295)	(100)%
Clinical trial expenses	21,173	38,426	(17,253)	(45)%
Manufacturing expenses	3,470	6,948	(3,478)	(50)%
Employee compensation	2,887	3,821	(934)	(24)%
Contract consulting expenses	1,550	2,219	(669)	(30)%
Other research and development expenses	1,037	911	126	14%
Total research and development expenses	$30,117	$58,620	$(28,503)	(49)%

The $28.5 million decrease in R&D expense during the year ended December 31, 2023, as compared to the same period in 2022, resulted primarily from decreases in (i) clinical trial costs of approximately $17.3 million and contract consulting expenses of approximately $0.7 million, mainly due to the winding down of our clinical trials of SLS-002 and SLS-005, (ii) license payments of approximately $6.3 million under the Repurchase Agreement (as defined below) for the year ended December 31, 2022, (iii) manufacturing costs to support decreased clinical activity of $3.5 million and (iv) a decrease in employee compensation of $0.9 million due to no required bonus accrual for all employees in 2023.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $0.3 million during the year ended December 31, 2023, as compared to the same period in 2022. This increase was primarily due to increases in costs including, but not limited to, legal fees of approximately $1.9 million; accounting and professional fees of $0.4 million and investor relations costs of $0.4 million during the year ended December 31, 2023. These increases were partially offset by (i) a decrease in non-cash stock-based compensation of approximately $1.2 million, primarily related to the reversal of expense for a performance stock unit award that was cancelled in the first quarter of 2022, and (ii) a decrease in employee costs of $0.7 million due to no required bonus accrual for all employees in 2023.

Other Income and Expense

Other income and expense for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	$ Change
Other income (expense)
Interest income	$198	$121	$77
Interest expense	(75)	(14)	(61)
Change in fair value of convertible notes	(2,049)	(3,017)	968
Loss on extinguishment of debt	(9,151)	—	(9,151)
Loss on issuance of common stock and warrants	(4,301)	—	(4,301)
Change in fair value of warrant liabilities	17,995	292	17,703
Total other income (expense)	$2,617	$(2,618)	$5,235

Interest Income

Interest income was $198,000 and $121,000 for the years ended December 31, 2023 and 2022, respectively. The increase in interest income was primarily related to higher interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Interest Expense

Interest expense was $75,000 and $14,000 for the years ended December 31, 2023 and 2022, respectively.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was $2.1 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively. This change is due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $9.2 million and $0 million for the years ended December 31, 2023 and 2022, respectively. This loss was primarily due to the increase in principal amount of the 2021 Note of $4.9 million in 2023 as well as the issuance of common stock and warrants with a fair value at the date of issuance of $4.3 million related to the debt amendments executed in 2023.

Loss on Issuance of Common Stock and Warrants

Loss on issuance of warrants were $4.3 million for the year ended December 31, 2023. This loss is attributable to the issuance of the March 2023 Warrants in the March 2023 RDO.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $5.8 million and $0.1 million at December 31, 2023 and 2022, respectively. The change in fair value of the warrant liability during the year ended December 31, 2023 was comprised of income of $0.1 million for the Series A Warrants, $14.9 million for the March 2023 Warrants, $3.2 million for the May 2023 Warrants which were partially offset by expense of $0.1 million for the September 2023 Warrants and $44,000 for the December 2023 Warrants. The change in fair value of warrant liabilities of $0.3 million during the year ended December 31, 2022 is due to revaluation of the Series A warrants during such period.

Liquidity, Capital Resources and Financial Condition

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, we had $3.0 million in cash and an accumulated deficit of $252.6 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our consolidated financial statements), the sale of common stock (see Note 6 to our consolidated financial statements) and the exercise of warrants (see Note 10 to our consolidated financial statements).

On January 26, 2024, we entered into a securities purchase agreement (the “January 2024 Securities Purchase Agreement”) with certain institutional investors (the “January Investors”), pursuant to which, on January 30, 2024, we issued and sold 3,404,256 shares (the “January Shares”) of common stock in a registered direct offering (the “January 2024 RDO”). In a concurrent private placement (the “Private Placement” and together with the January 2024 RDO, the “Offering”), we also agreed to issue and sell to the January Investors the warrants to purchase up to 3,404,256 shares of common stock (the “January Warrants”). The combined purchase price for one January Share and accompanying January Warrant to purchase one share for each share of common stock purchased was $1.175. The January Warrants have an exercise price of $1.05 per share of common stock, are exercisable immediately upon issuance and expire five years following the initial date of exercise. The exercise price and number of shares of common stock issuable upon the exercise of the January Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the January Warrants. If at any time after the six month anniversary of the date of issuance, a registration statement covering the issuance of the shares of common stock issuable upon exercise of the January Warrants is not available for the issuance, then the holders may exercise the January Warrants by means of a “cashless exercise.”

Pursuant to an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group, LLC, a division of American Capital Partners, LLC (“Titan”), on December 1, 2023, we sold to Titan, in an underwritten public offering (i) 1,781,934 shares of our common stock, (ii) pre - funded warrants to purchase up to 2,422,612 shares of common stock (the “December 2023 Pre - Funded Warrants”) and (iii) accompanying common stock warrants to purchase up to 4,204,546 shares of common stock (the “December 2023 Common Warrants” and together with the December 2023 Pre - Funded Warrants, the “December 2023 Warrants”). The combined public offering price for each share of common stock and accompanying December 2023 Common Warrant to purchase one share of common stock was $1.32 and the combined public offering price for each share of common stock subject to a December 2023 Pre - Funded Warrant and accompanying December 2023 Common Warrant to purchase one share of common stock was $1.319. The net proceeds to us were approximately $5 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us.

The December 2023 Pre - Funded Warrants were exercisable immediately and had an exercise price of $0.001 per share. As of December 31, 2023, the December 2023 Pre - Funded Warrants have been exercised in full.

The per share exercise price for the December 2023 Common Warrants is $1.32, subject to adjustment as provided therein. The December 2023 Common Warrants were exercisable immediately and expire on December 1, 2028. Each holder of a December 2023 Common Warrant does not have the right to exercise any portion of its December 2023 Common Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99)% of the number of shares of the common stock outstanding immediately after giving effect to such exercise (the “Common Warrant Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to us, the holder may increase the Common Warrant Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the December 2023 Common Warrants is subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the December 2023 Common Warrants. If a registration statement covering the issuance of the shares of common stock issuable upon exercise of the December 2023 Common Warrants is not available for the issuance, then the holders may exercise the Common Warrants by means of a “cashless exercise.”

On September 21, 2023, we entered into a Securities Purchase Agreement (the “September 2023 Securities Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which, on September 25, 2023, we issued and sold 500,000 shares of our common stock and accompanying common stock warrants to purchase up to 333,667 shares of common stock (the “September 2023 Warrants”) in a registered direct offering (the “September 2023 RDO”). The shares of common stock and the September 2023 Warrants were offered by us pursuant to our previous shelf registration statement on Form S - 3 (File No. 333 - 251356) filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2020, as amended by Amendment No. 1 thereto filed with the SEC on December 22, 2020 and declared effective on December 23, 2020 (as amended, the “Prior Registration Statement”). The exercise price of the September 2023 Warrants was $9.75 per share, subject to adjustment as provided therein, and the September 2023 Warrants were immediately exercisable upon issuance and were to expire on the date that is five years following the original issuance date. In addition, the September 2023 Warrants contained an alternative “cashless exercise”

provision whereby a September 2023 Warrant could be exchanged cashlessly for shares of common stock at the rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. The combined purchase price for one share of common stock and accompanying September 2023 Warrant to purchase shares of common stock was $9.00. The aggregate net proceeds from the September 2023 RDO, after deducting the fees payable to financial advisors and other estimated offering expenses, were approximately $4.1 million (see Note 6). The fair value of the September 2023 Warrants upon issuance was $1.9 million and such amount was included within warrant liabilities, at fair value on the consolidated balance sheets. On September 26, 2023 and September 27, 2023, the holders of the September 2023 Warrants elected to cashlessly exchange their September 2023 Warrants in full for an aggregate issuance of 74,075 and 259,260 shares of common stock, respectively, and, thereafter, no September 2023 Warrants remain outstanding. As a result of the exercise of the September 2023 Warrants, we recognized a $100,000 expense within change in fair value of warrant liabilities on the consolidated statement of operations and comprehensive loss.

On March 10, 2023, we entered into a Securities Purchase Agreement (the “March 2023 Securities Purchase Agreement”) with a life sciences - focused investment fund (the “Investor”), pursuant to which, on March 14, 2023, we issued and sold an aggregate of 401,977 shares of common stock, pre - funded warrants exercisable for an aggregate of 311,357 shares of common stock (the “March 2023 Pre - Funded Warrants”) and accompanying common warrants exercisable for an aggregate of 891,667 shares of common stock in a registered direct offering (the “March 2023 RDO”), resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses (see Note 6). On May 19, 2023, we entered into Amendment No. 1 to the March 2023 Securities Purchase Agreement (the “2023 Purchase Agreement Amendment”), pursuant to which the Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the March 2023 Securities Purchase Agreement to permit us to make the May Through September Payments (as defined below) in a combination of cash and shares of common stock as contemplated in the 2021 Note Amendment (as defined below). In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, we issued to the Investor warrants to purchase up to an aggregate of 133,334 shares of common stock. The fair value of these warrants upon issuance was $3.2 million and such amount is included within loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss. On July 3, 2023 and September 19, 2023, the holders of the March 2023 Pre - Funded Warrants exercised their March 2023 Pre - Funded Warrants on a cashless basis for an issuance of an aggregate of 90,667 and 220,394 shares of common stock, respectively, and, thereafter, no March 2023 Pre - Funded Warrants remain outstanding.

On May 12, 2022, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which we were able to offer and sell shares of our common stock from time to time through the Agent (the “ATM Offering”). We also filed a prospectus supplement, dated May 12, 2022, with the SEC in connection with the ATM Offering (the “Prospectus Supplement”) under our Prior Registration Statement. Pursuant to the Prospectus Supplement, we were able to offer and sell shares having an aggregate offering price of up to $50.0 million. Effective as of November 27, 2023, we voluntarily terminated the Sale Agreement with no penalty. During the term of the Sale Agreement, we sold an aggregate of 14,193 shares of our common stock for aggregate gross proceeds to the Company of approximately $540,898.13.

As of December 31, 2023, we had $250.0 million available under a shelf registration statement on Form S-3 (File No. 333- 276119) filed with the SEC on December 18, 2023, which was declared effective on December 27, 2023 (the “New Shelf Registration Statement”). As of the date hereof, a total of $246 million of securities remains available for issuance pursuant to the New Shelf Registration Statement. However, for so long as our public float remains less than $75 million, in no event will we sell securities pursuant to shelf registration statements, including pursuant to the New Shelf Registration Statement, with a value more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period.

On November 23, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind V”) pursuant to which, among other things, on November 23, 2021, we issued and sold to Lind V, in a private placement transaction, in exchange for the payment by Lind V of $20.0 million, (1) a convertible promissory note (the “2021 Note”) in an aggregate principal amount of $22.0 million, which bore no interest until the first anniversary of the issuance of the First Note and will thereafter bore interest at a rate of 5% per annum until October 1, 2023 when the First Note began to bear interest at an annual rate of 12% per annum, and mature on November 23, 2024, and (2) 17,826 shares of our common stock.

See Note 9 to our consolidated financial statements for further discussion.

On December 2, 2021, we entered into two separate securities purchase agreements with certain accredited investors on substantially the same terms as the Securities Purchase Agreement, pursuant to which we sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $201,534, (i) convertible promissory notes (the “December 2021 Notes”) in an aggregate principal amount of $221,688, which bore no interest and were set to mature on December 2, 2024, and (ii) an aggregate of 180 shares of our common stock. The December 2021 Notes had substantially the same terms as the 2021 Note. On February 22, 2023, the December 2021 Notes were repaid in full.

We expect to use the net proceeds from the above transactions primarily for general corporate purposes, which may include financing our normal business operations, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K. Based on such evaluation and our current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that our existing cash and cash equivalents as of December 31, 2023 are not sufficient to satisfy our operating cash needs for the year after the filing of this Annual Report on Form 10-K, and there is substantial doubt of our ability to continue as a going concern within one year beyond the date of filing of this Annual Report on Form 10-K.

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

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by operations
Net cash used in operating activities	$(23,912)	$(61,604)
Net cash provided by (used in) financing activities	11,375	(1,597)
Net decrease in cash	$(12,537)	$(63,201)

Operating Activities

Cash used in operating activities of $23.9 million in the year ended December 31, 2023 was primarily due to the net loss of $37.9 million and the change in fair value of warrant liabilities of $18.0 million, which was partially offset by changes in operating assets and liabilities of $11.6 million, a loss on extinguishment of debt of $9.2 million, stock compensation expense of $4.0 million, a loss of $4.3 million on the issuance of common stock and warrants and the change in fair value of convertible notes payable of $2.1 million.

Cash used in operating activities of $61.6 million in the year ended December 31, 2022 was primarily due to the net loss of $73.5 million, which was partially offset by changes in operating assets and liabilities of $2.8 million and stock compensation expense of $5.1 million.

Investing Activities

No cash was used in investing activities during the years ended December 31, 2023 or 2022.

Financing Activities

Cash provided by financing activities of $11.4 million in the year ended December 31, 2023 was primarily due to proceeds from issuances of common stock and warrants of $20.1 million, which was partially offset by principal and interest payments of our convertible debt of $7.6 million and the repurchase of common stock under the Repurchase Agreement of $1.2 million.

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

Valuation of Warrant Liability

Our outstanding December 2023 Warrants, May 2023 Warrants, March 2023 Warrants, and Series A Warrants are classified as liabilities in the accompanying consolidated balance sheets as they contain provisions that are considered outside of our control, such as requiring us to maintain active registration of the shares underlying such warrants. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying consolidated statements of operations.

Valuation of Convertible Notes

Our outstanding 2021 Note is accounted for under the fair value option in the accompanying consolidated balance sheets, as permitted under Accounting Standards Codification Topic 825, Financial Instruments. The convertible note was recorded at fair value using a Monte-Carlo simulation model. The convertible note is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying consolidated statements of operations.

The fair value of our 2021 Note is based on significant inputs including volatility and discount rate, which are not observable in the market and which causes it to be classified as a Level 3 measurement within the fair value hierarchy. These valuations use assumptions and estimates we believe would be made by a market participant in making the same valuation. We assess these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

The fair value of the 2021 Note may change significantly as additional data is obtained, impacting our assumptions used to estimate the fair value. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact our results of operations in future periods.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Seelos Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Seelos Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the measurement of fair value of the convertible note with Lind V

As discussed in Notes 4 and 9 to the consolidated financial statements, the Company completed several convertible note offerings during the year ended December 31, 2021, including an offering with Lind Global Asset Management V, LLC (Lind V). The Company received aggregate gross proceeds of $20.2 million from the convertible note offerings, and elected to account for these convertible notes at fair value. The estimated fair value of the convertible notes as of December 31, 2023 was $14.2 million, which included the convertible note with Lind V. The Company used a Monte Carlo simulation model to estimate the fair value of the convertible notes.

We identified the assessment of the measurement of fair value of the convertible note with Lind V as of December 31, 2023 as a critical audit matter. This matter required the involvement of valuation professionals with specialized skills and knowledge to assess the Company’s model used to value the convertible note.

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

Short Hills, New Jersey

March 6, 2024

Seelos Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$2,996	$15,533
Grant receivable	763	—
Prepaid expenses and other current assets	1,644	7,141
Total current assets	5,403	22,674
Operating lease right-of-use asset	15	72
Total assets	$5,418	$22,746

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,403	$3,626
Accrued expenses	2,516	7,282
Licenses payable	—	2,195
Short-term portion of convertible notes payable, at fair value	14,213	11,865
Warrant liabilities, at fair value	5,781	132
Operating lease liability	15	58
Total current liabilities	38,928	25,158

Convertible notes payable, at fair value	—	8,184
Operating lease liability, long-term	—	15
Total liabilities	38,928	33,357

Commitments and contingencies (note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 16,000,000 and 8,000,000 shares authorized, 9,794,594 and 3,572,417 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively (note 1)	10	4
Additional paid-in-capital	219,106	204,129
Accumulated deficit	(252,626)	(214,744)
Total stockholders’ equity (deficit)	(33,510)	(10,611)
Total liabilities and stockholders’ equity (deficit)	$5,418	$22,746

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue
Grant revenue	$2,203	$—
Total revenue	2,203	—
Operating expense
Research and development	30,117	58,620
General and administrative	12,585	12,296
Total operating expense	42,702	70,916
Loss from operations	(40,499)	(70,916)
Other income (expense)
Interest income	198	121
Interest expense	(75)	(14)
Change in fair value of convertible notes	(2,049)	(3,017)
Loss on extinguishment of debt	(9,151)	—
Loss on issuance of common stock and warrants	(4,301)	—
Change in fair value of warrant liabilities	17,995	292
Total other income (expense)	2,617	(2,618)
Net loss and comprehensive loss	$(37,882)	$(73,534)

Total loss per share basic (note 1)	$(7.73)	$(20.74)
Total loss per share-diluted (note 1)	$(7.73)	$(20.74)

Weighted-average common shares outstanding used for basic (note 1)	4,900,222	3,545,691
Weighted-average common shares outstanding used for diluted (note 1)	4,900,222	3,545,691

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021 (note 1)	3,516,817	$4	$198,529	$(141,210)	$57,323
Stock-based compensation expense	—	—	5,073	—	5,073
Issuance of common stock, options exercised	209	—	8	—	8
Agreement to repurchase common stock	—	—	(740)	—	(740)
Issuance of common stock for prepaid services	6,668	—	167	—	167
Issuance of common stock for license acquired	33,334	—	841	—	841
Issuance of common stock in at-the-market offering, net of issuance costs	11,669	—	152	—	152
Issuance of common stock, ESPP	3,720	—	99	—	99
Net loss	—	—	—	(73,534)	(73,534)
Balance as of December 31, 2022	3,572,417	$4	$204,129	$(214,744)	$(10,611)
Stock-based compensation expense	—	—	3,988	—	3,988
Issuance of common stock in at-the-market offering, net of issuance costs	2,528	—	68	—	68
Repurchase and retirement of common stock	(33,334)	—	—	—	—
Issuance of common stock, convertible note amendment consideration	33,334	—	1,010	—	1,010
Issuance of common stock for payment of convertible notes payable and interest	455,425	—	5,139	—	5,139
Issuance of common stock for prepaid services	8,334	—	190	—	190
Issuance of common stock and warrants	2,683,911	3	4,478	—	4,481
Issuance of common stock for warrants exercised	3,067,008	3	7	—	10
Issuance of common stock, ESPP	4,971	—	97	—	97
Net loss	—	—	—	(37,882)	(37,882)
Balance as of December 31, 2023	9,794,594	$10	$219,106	$(252,626)	$(33,510)

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(37,882)	$(73,534)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,988	5,073
Change in fair value of warrant liability	(17,995)	(292)
Change in fair value of convertible notes payable	2,049	3,017
Research and development expense - license amendment	—	1,296
Loss on issuance of common stock and warrants	4,301	—
Amortization of right-of-use asset	57	53
Net loss on extinguishment of debt	9,151	—
Changes in operating assets and liabilities
Grant receivable	(763)	—
Prepaid expenses and other current assets	5,687	(2,247)
Accounts payable	12,777	1,933
Accrued expenses	(4,224)	3,522
Derivative liability	—	(1,174)
Lease liability	(58)	(51)
Licenses payable	(1,000)	800
Net cash used in operating activities	(23,912)	(61,604)
Cash flows (used in) provided by financing activities
Payment on convertible notes	(7,641)	(1,888)
Proceeds from issuance of common stock and warrants	20,046	—
Proceeds from issuance of common stock in at-the-market offering	68	457
Payment of deferred offering costs	—	(273)
Payment for repurchase of common stock	(1,195)	—
Proceeds from exercise of options	—	8
Proceeds from sales of common stock under ESPP	97	99
Net cash provided by (used in) financing activities	11,375	(1,597)
Net (decrease) increase in cash	(12,537)	(63,201)
Cash, beginning of period	15,533	78,734
Cash, end of period	$2,996	$15,533

Supplemental disclosure of cash flow information:
Cash paid for interest	$505	$11
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Fair value of warrants issued	$17,415	$—
Fair value of warrants issued in extinguishment of convertible notes	$3,247	$—
Increase in principal in extinguishment of convertible notes	$4,882	$—
Issuance of common stock for license payable	$—	$840
Deferred offering costs, accrued but not paid	$541	$32
Issunce of common stock for cashless exercise	$2,000	$—
Issunce of common stock for modification of convertible debt	$1,010	$—
Issuance of common stock for pincipal payments on convertible notes	$4,538	$—
Issuance of common stock for interest payments on convertible notes	$601	$—
Right-of-use asset obtained in exchange for operating lease liabilites	$—	$86
Repurchase of common stock, accrued but not paid	$—	$1,195

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization

Seelos Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders. The Company’s lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder (“ASIB in MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”) and Spinocerebellar Ataxia (“SCA”). SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, SLS-006 and SLS-007 for the potential treatment of Parkinson’s Disease (“PD”). On March 29, 2023, the Company announced that it plans to focus the majority of its resources on the Phase II study of SLS - 002 for ASIB in MDD and the fully enrolled Phase II/III study of SLS - 005 in ALS. The Company further announced that it has temporarily paused additional enrollment of patients in the SLS - 005 - 302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. The Company also announced that it is pausing all non - essential preclinical work.

Reverse Stock Split

On November 27, 2023, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) effect a 1 - for - 30 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, effective at 12:01 a.m. Eastern Time, on November 28, 2023, and (ii) decrease the number of total authorized shares of the Company’s common stock from 480,000,000 shares to 16,000,000 shares. The Company’s common stock begin trading on a Reverse Stock Split - adjusted basis on the Nasdaq Capital Market at the opening of the market on November 28, 2023. Unless specifically provided otherwise herein, the share and per share information in this Annual Report on Form 10 - K gives effect to the Reverse Stock Split.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) asset, operating lease liability, current and operating lease liability, long-term in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the

Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. This is the rate the Company would have to pay if it borrowed on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The carrying amounts of financial instruments such as grant receivables, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their related fair values due to the short - term nature of these instruments.

Grant Revenue

Revenue from grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded as Grant receivable, in the Consolidated Balance Sheet

Research and Development

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

The following potentially dilutive securities outstanding for the year ended December 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022
Outstanding stock options	511	347
Outstanding warrants	5,280	85
Convertible debt	77	123
	5,868	555

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

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, the Company had $3.0 million in cash and an accumulated deficit of $252.6 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock (see Note 6) and the exercise of warrants (see Note 10). On November 21, 2022, the Company received a written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550 (a) (2) (“Rule 5550 (a) (2)”). In accordance with Nasdaq Listing Rule 5810 (c) (3) (A), the Company was provided an initial period of 180 calendar days, or until May 22, 2023, to regain compliance. On May 23, 2023, Nasdaq provided a notice to the Company that the Company has not regained compliance with Rule 5550 (a) (2) and was not eligible for a second 180 calendar day compliance period as the Company does not comply with the minimum $5,000,000 stockholder’s equity requirement for initial listing on the Nasdaq Capital Market. The Company timely submitted a hearing request before the Nasdaq Hearings Panel, and also provided the Nasdaq Hearings Panel with a plan to regain compliance, which plan included a commitment and intent to conduct a reverse stock split of the Company’s common stock to regain compliance with Rule 5550 (a) (2) (the “Compliance Plan”). On June 26, 2023, the Company received a letter from Nasdaq granting the Company a temporary exception until October 31, 2023 to regain compliance with Rule 5550 (a) (2) by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions. On July 24, 2023, the Company received a letter from Nasdaq notifying the Company that it regained compliance with Rule 5550 (a) (2), as required by the Nasdaq Hearings Panel and the Compliance Plan. This letter further noted that the Nasdaq Hearings Panel determined to continue the listing of the Company’s common stock.

On November 1, 2023, the Company received an additional written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Rule 5550 (a) (2). In accordance with Nasdaq Listing Rule 5810 (c) (3) (A), the Company was provided an initial period of 180 calendar days, or until April 29, 2024, to regain compliance. On January 12, 2024, the Company received a letter from Nasdaq notifying the Company that it regained full compliance with Rule 5550 (a) (2) as of December 13, 2023, after the closing bid price of the Company’s common stock had been at $1.00 per share or greater for 11 consecutive business days from November 28, 2023 through December 12, 2023. In addition, on November 2, 2023, the Company received an additional written notice from Nasdaq indicating that, for the last thirty - two consecutive business days, the market value of the Company’s listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550 (b) (2) (“Rule 5550 (b) (2)”). In accordance with Nasdaq Listing Rule 5810 (c) (3) (C), the Company has been provided a period of 180 calendar days, or until April 30, 2024, to regain compliance. The Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550 (b) (2) if at any time before April 30, 2024, the market value of the Company’s common stock closes at $35 million or more for a minimum of ten consecutive business days. There can be no assurances that the Company will be able to regain compliance with Nasdaq’s minimum market value of listed securities rule or that the Company will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market. If the Company does not regain compliance with Rule 5550 (b) (2) by April 30, 2024, the Company will receive written notification that its securities are subject to delisting. In the event the Company receives any such notification, the Company may appeal the Nasdaq staff’s determination to delist its securities, but there can be no assurances that the Nasdaq staff would grant any request for continued listing.

On November 27, 2023, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to (i) effect a 1 - for - 30 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, effective at 12:01 a.m. Eastern Time, on November 28, 2023, and (ii) decrease the number of total authorized shares of the Company’s common stock from 480,000,000 shares to 16,000,000 shares. The Reverse Stock Split was intended, among other reasons, to allow the Company to achieve the requisite increase in the market price of the Company’s common stock to be in compliance with the minimum bid price of Nasdaq. On January 12, 2024, the Company received a letter from Nasdaq notifying it that the Company regained full compliance with Nasdaq Listing Rule 5550 (a) (2) as of December 13, 2023, after the closing bid price of its common stock had been at $1.00 per share or greater for 11 consecutive business days from November 28, 2023 through December 12, 2023.

Pursuant to the Company’s shelf registration statement on Form S - 3 (File No. 333 - 276119) filed with the SEC on December 18, 2023 and declared effective on December 27, 2023 (the “Registration Statement”), the Company may offer from time to time any combination of debt securities, common and preferred stock, warrants, units and rights. As of December 31, 2023, the Company had $250.0 million available under the Registration Statement. The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S - 1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the date of filing of this Annual Report on Form 10-K. Based on such evaluation and the Company’s current plans (including the ongoing clinical programs for SLS-002, SLS-005 and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of December 31, 2023 are not sufficient to satisfy its operating cash needs for at least one year and that there is substantial doubt of its ability to continue as a going concern within one year beyond the date of filing of this Annual Report on Form 10-K.

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

In connection with the Merger, the Company and STI entered into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, Apricus stockholders received one contingent value right (“CVR”) for each share of Apricus common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on Apricus’ U.S. assets related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States (the “CVR Product Candidate”). In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of Apricus’ CVR Product Candidate intangible asset, including any milestone payments (the “Contingent Payments”), less reasonable transaction expenses. The Company is entitled to retain the first $500,000 and 10% of any Contingent Payments. The Company has agreed to pay up to $500,000 of such Contingent Payments that it receives to a third party pursuant to a settlement agreement between the Company and the third party. The Company assigned no value to the CVR Product Candidate intangible asset or the CVR in the acquisition accounting as of December 31, 2023.

4.	Fair Value Measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no other transfers between fair value measurement levels during the years ended December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements
	as of December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$2,996	$—	$—	$2,996
Liabilities:
Convertible notes payable, at fair value	$—	$—	$14,213	$14,213
Warrant liabilities, at fair value	—	—	5,781	5,781
	$—	$—	$19,994	$19,994

	Fair Value Measurements
	as of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$15,533	$—	$—	$15,533
Liabilities:
Convertible notes payable, at fair value	$—	$—	$20,049	$20,049
Warrant liabilities, at fair value	—	—	132	132
	$—	$—	$20,181	$20,181

The Company measures the 2021 Convertible Notes and warrant liabilities at fair value based on significant inputs not observable in the market, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the 2021 Convertible Notes and warrant liabilities related to updated assumptions and estimates are recognized within the Consolidated Statements of Operations and Comprehensive Loss.

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

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Risk-free interest rate	4.89%	4.24%
Volatility	125%	105%
Dividend yield	—%	—%
Contractual term (years)	0.9	1.9
Stock price	$1.39	$20.40

Warrant Liabilities

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Risk-free interest rate	3.85% - 5.60%	4.71%
Volatility	123% - 127%	91.90%
Dividend yield	—%	—%
Expected term (years)	0.07 - 4.91	1.07
Weighted-average fair value	$1.10	$13.20

The following table is a reconciliation for the common stock warrant liabilities and convertible notes measured at fair value using Level 3 unobservable inputs (in thousands):

			Convertible
			notes, at fair
	Warrant liabilities	Derivative liability	value
Balance as of December 31, 2021	$424	$1,174	$18,920
Settlement of derivative liability	—	(1,174)	—
Principal payment of convertible notes, at fair value	—	—	(1,888)
Issuance of derivative liability	—	—	—
Change in fair value measurement of derivative liability	—	—	—
Change in fair value measurement of convertible notes	—	—	3,017
Change in fair value measurement of warrant liability	(292)	—	—
Balance as of December 31, 2022	$132	$—	$20,049
Principal payment of convertible notes, at fair value	—	—	(11,695)
Interest payment of convertible notes, at fair value	—	—	(1,085)
Issuance of convertible note	—	—	4,882
Loss on extinguishment of debt	—	—	13
Change in fair value measurement of convertible notes	—	—	2,049
Fair value of warrants issued	25,644	—	—
Warrant exercised	(2,000)	—	—
Change in fair value measurement of warrant liability	(17,995)	—	—
Balance as of December 31, 2023	$5,781	$—	$14,213

For the years ended December 31, 2023 and 2022, the changes in fair value of the convertible notes and warrant liability primarily resulted from the volatility of the Company’s common stock and the change in risk-free interest rates.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid insurance	$51	$104
Prepaid clinical costs	1,516	6,837
Other	77	200
Prepaid expenses and other current assets	$1,644	$7,141

6.	Common Stock Offerings

Open Market Sale Agreement

On May 12, 2022, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which the Company was able to offer and sell shares of its common stock from time to time through the Agent (the “Offering”). The Company also filed the Prospectus Supplement under the Company’s Prior Registration Statement. Pursuant to the Prospectus Supplement, the Company was able to offer and sell shares having an aggregate offering price of up to $50.0 million. Effective as of November 27, 2023, the Company voluntarily terminated the Sale Agreement with no penalty. During the term of the Sale Agreement, the Company sold an aggregate of 14,193 shares of Common Stock for aggregate gross proceeds to the Company of approximately $0.5 million.

March 2023 Registered Direct Offering

On March 10, 2023, the Company entered into the March 2023 Securities Purchase Agreement, pursuant to which the Company issued and sold an aggregate of  401,977 shares of common stock, pre - funded warrants exercisable for an aggregate of 311,357 shares of common stock (the “March 2023 Pre - Funded Warrants”) and accompanying common stock warrants exercisable for an aggregate of 891,668 shares of common stock (“March 2023 Common Warrants” and together with the March 2023 Pre - Funded Warrants, the “March 2023 Warrants”) in the March 2023 RDO, resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses. The securities were offered by the Company pursuant to the Prior Registration Statement.

The March 2023 Pre - Funded Warrants were exercisable immediately upon issuance and had an exercise price of $0.03 per share of common stock. During the quarter ended September 30, 2023, all of the Pre - Funded Warrants were exercised in full on a cashless basis, and no March 2023 Pre - Funded Warrants remain outstanding. The March 2023 Common Warrants have an exercise price of $18.00 per share of common stock, became exercisable on September 11, 2023, and will expire on September 10, 2028.

The combined purchase price for one share and one accompanying March 2023 Common Warrant to purchase 1.25 shares of common stock in the March 2023 RDO was $15.75 and the combined purchase price for one March 2023 Pre - Funded Warrant and one accompanying March 2023 Common Warrant to purchase 1.25 shares of common stock in the March 2023 RDO was $15.72. The closing of the March 2023 RDO occurred on March 14, 2023.

On May 19, 2023, the Company entered into the 2023 Purchase Agreement Amendment pursuant to which the Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the 2023 Securities Purchase Agreement to permit the Company to make the May Through September Payments (as defined below) in a combination of cash and shares of common stock as contemplated in the 2021 Note Amendment (as defined below). In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, the Company issued to the Investor warrants to purchase up to an aggregate of 133,333 shares of common stock. The exercise price of the May 2023 Warrants is $31.80 per share, subject to adjustment as provided therein, and the May 2023 Warrants will be exercisable beginning on November 19, 2023 and will expire on November 20, 2028. The fair value of these warrants upon issuance was $3.2 million and such amount is included within loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss.

September 2023 Registered Direct Offering

On September 21, 2023, The Company entered into the September 2023 Securities Purchase Agreement with certain Purchasers, pursuant to which the Company agreed to issue and sell 500,000 shares (the “Shares”) of its common stock and accompanying common stock warrants to purchase up to 333,667 shares of common stock in a registered direct offering. The Shares and the September 2023 Warrants were offered by the Company pursuant to its Prior Registration Statement.

The exercise price of the September 2023 Warrants was $9.75 per share, subject to adjustment as provided therein, and the September 2023 Warrants were immediately exercisable upon issuance and expire on the date that is five years following the original issuance date. In addition, the September 2023 Warrants contained an alternative “cashless exercise” provision whereby a September 2023 Warrant could be exchanged cashlessly for shares of common stock at the rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. The fair value of the September 2023 Warrants upon issuance was $1.9 million and such amount was included within warrant liabilities, at fair value on the consolidated balance sheets. On September 26, 2023 and September 27, 2023, the holders of the September 2023 Warrants elected to cashlessly exchange their September 2023 Warrants in full for an aggregate issuance of 74,075 and 259,260 shares of common stock, respectively, and, thereafter, no September 2023 Warrants remain outstanding. As a result of the exercise of the September 2023 Warrants the Company recognized a $0.1 million expense within change in fair value of warrant liabilities on the consolidated statement of operations and comprehensive loss.

December 2023 Underwritten Public Offering

Pursuant to the Underwriting Agreement with Titan, on December 1, 2023, the Company sold, in an underwritten public offering (i) 1,781,934 shares of its common stock, (ii) December 2023 Pre-Funded Warrants to purchase 2,422,612 shares of common stock and (iii) accompanying December 2023 Common Warrants to purchase up to 4,204,546 shares of common stock. The combined public offering price for each share of common stock and accompanying December 2023 Common Warrant to purchase one share of common stock was $1.32 and the combined public offering price for each share of common stock subject to a December 2023 Pre-Funded Warrant and accompanying December 2023 Common Warrant to purchase one share of common stock was $1.319. The net proceeds to the Company were approximately $5 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us.

The December 2023 Pre-Funded Warrants were exercisable immediately and had an exercise price of $0.001 per share. As of December 31, 2023, the December 2023 Pre-Funded Warrants have been exercised in full.

The per share exercise price for the December 2023 Common Warrants is $1.32, subject to adjustment as provided therein. The December 2023 Common Warrants were exercisable immediately and expire on December 1, 2028. Each holder of a December 2023 Common Warrant does not have the right to exercise any portion of its December 2023 Common Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to such exercise (the “Common Warrant Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Common Warrant Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the December 2023 Common Warrants is subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the December 2023 Common Warrants. If a registration statement covering the issuance of the shares of common stock issuable upon exercise of the December 2023 Common Warrants is not available for the issuance, then the holders may exercise the Common Warrants by means of a “cashless exercise.”

Stock Purchase Agreement with iX Biopharma Europe Limited

On November 24, 2021, the Company entered in an exclusive license agreement and stock purchase agreement (the “iXBEL Stock Purchase Agreement”) with iX Biopharma Europe Limited (“iXBEL”). As consideration for the license under the license agreement, the Company paid iXBEL an upfront fee of $9.0 million, comprised of $3.5 million in cash and 85,676 restricted shares of the Company’s common stock. Pursuant to the iXBEL Stock Purchase Agreement, the Company agreed to reimburse iXBEL for the difference in value (the “Shortfall Amount”) in the event the aggregate value of the 85,676 shares of the Company’s common stock at the time of registration and issuance was less than $5.5 million. The initial fair value of this Shortfall Amount was $0.8 million and in January 2022, the Company settled the Shortfall Amount by the payment of $1.2 million in cash to iXBEL.

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

Pursuant to the Purchase Agreement, STI (i) issued and sold to the Investors an aggregate of 79,156 shares of STI’s common stock, which converted pursuant to the exchange ratio in the Merger into the right to receive 60,981 shares of the Company’s common stock and (ii) issued warrants representing the right to acquire 48,784 shares of common stock at a price per share of $124.50, subject to adjustment as provided therein (the “Series A Warrants”), most recently adjusted to a price per share of $4.4705 per share, and additional warrants initially representing the right to acquire no shares of common stock at a price per share of $0.03, subject to adjustment as provided therein (the “Series B Warrants” together with the Series A Warrants, the “Investor Warrants”), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance (see Note 10). The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

On March 7, 2019, the Company entered into Amendment Agreements (collectively, the “Amendment Agreements”) with each Investor amending: (i) the Purchase Agreement, (ii) the Series A Warrants, and (iii) the Series B Warrants. The Amendment Agreements, among other things, fixed the aggregate number of shares of common stock issued and issuable pursuant to the Series A Warrants at 120,968 (none of which were exercised as of March 7, 2019). The terms of the Investor Warrants continue to include certain provisions that could result in a future adjustment to the exercise price of the Investor Warrants and accordingly, they continue to be classified as a liability after the Amendment Agreements.

At December 31, 2023, 10,081 Series A Warrants remain unexercised.

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

In connection with the closing of the Merger, the Company issued 26,709 shares of common stock to Ligand and recognized research and development expense totaling approximately $2.2 million during the three months ended March 31, 2019 for the License Agreement.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2023.

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

Pursuant to the Vyera Purchase Agreement, as amended by the Amendment, STI agreed to (i) make a cash payment to Vyera in the aggregate amount of $4.0 million on or before April 8, 2022 (the “Cash Payment”); (ii) issue to Vyera on or before April 11, 2022 16,667 shares of the Company’s common stock (the “Initial Shares”); (iii) issue to Vyera on or before July 11, 2022 an additional 16,667 shares of the Company’s common stock (as adjusted for stock splits, stock dividends, combinations, recapitalizations and the like) (the “July 2022 Shares”); and (iv) issue to Vyera on or before January 11, 2023 an additional number of shares of the Company’s common stock equal to $1.0 million divided by the volume weighted average closing price of the Company’s common stock for the ten consecutive trading days ending on the fifth trading day prior to the applicable date of issuance of the shares of the Company’s common stock (the “January 2023 Shares”, and together with the Cash Payment, the Initial Shares and the July 2022 Shares, the “Final Payments”). In consideration for the Final Payments, all of STI’s contingent payment obligations under the Vyera Purchase Agreement, including the Milestone and Royalty Payment Obligations and the Change of Control Payment Obligation, as well as all commercialization covenants of STI under the Vyera Purchase Agreement, will terminate in full upon the date that all of the Final Payments have been made.

On December 22, 2022, the Company entered into a Share Repurchase Agreement (the “Repurchase Agreement”) with Vyera, pursuant to which the Company agreed to repurchase the 16,667 Initial Shares and the 16,667 July 2022 Shares previously issued to Vyera for an aggregate purchase price of $1.2 million in January 2023.

The Company paid the $4.0 million Cash Payment and issued the 16,667 Initial Shares to Vyera in April 2022. The Company issued the 16,667 July 2022 Shares to Vyera in July 2022, and subsequently agreed to repurchase the Initial Shares and the July 2022 Shares in January 2023 pursuant to the Repurchase Agreement on December 22, 2022. The Company recognized $5.8 million in research and development expense during the three months ended June 30, 2022 related to the Amendment, which consisted of the initial cash payment of $4.0 million and $0.8 million for the Initial Shares and the July 2022 Shares, which were measured at their grant-date fair value. The Company also recognized a liability of $1.0 million related to the January 2023 Shares within accrued licenses payable. The Company recognized a liability of $1.2 million related to the Repurchase Agreement, as well as $0.5 million in research and development expense for the premium paid for the repurchased shares.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2023.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2023.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2023.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2023.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2023.

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

As consideration for the license under the iX License Agreement, the Company agreed to (i) pay iXBEL an upfront fee of $9.0 million, comprised of $3.5 million in cash and 85,676 restricted shares of its common stock; (ii) pay certain development, regulatory and commercial milestones, which, if achieved, aggregate to a total of $239.0 million; and (iii) pay royalty payments of ten percent on net sales, if any, as further set out in the iX License Agreement.

Pursuant to the iXBEL Stock Purchase Agreement, the Company also agreed to reimburse iXBEL for the Shortfall Amount in the event the aggregate value of the 85,676 shares of its common stock issued to iXBEL pursuant to the iXBEL Stock Purchase Agreement was less than $5.5 million. The Shortfall Amount could be paid in cash, additional shares of common stock or a combination of both. As of December 31, 2021, the Company calculated the Shortfall Amount to be $1.2 million. The Company paid the Shortfall Amount of $1.2 million to iXBEL in cash in January 2022.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2023.

8.	Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	December 31,	December 31,
	2023	2022
Professional fees	$250	$278
Personnel related	56	1,288
Outside research and development services	2,152	5,627
Other	58	89
Accrued expenses, net	$2,516	$7,282

9.	Debt

Convertible Notes

November 2021 and December 2021 Convertible Notes and Private Placement

On November 23, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Lind Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind V”) pursuant to which, among other things, on November 23, 2021 (the “Closing Date”), the Company issued and sold to Lind V, in a private placement transaction (the “Private Placement”), in exchange for the payment by Lind V of $20.0 million, (i) a convertible promissory note (the “2021 Note”) in an aggregate principal amount of $22.0 million (the “Principal Amount”), which bore no interest until the first anniversary of the issuance of the 2021 Note and thereafter bore interest at a rate of 5% per annum until October 1, 2023 when the 2021 Note began to bear interest at an annual rate of 12% per annum and is set to mature on November 23, 2024 (the “Maturity Date”), and (ii) 17,826 shares of Company common stock.

Commencing August 23, 2022, and from time to time and before the Maturity Date, Lind V has the option to convert any portion of the then-outstanding Principal Amount of the 2021 Note into shares of Common Stock at a price per share of $180.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). Commencing August 23, 2022, the Company has the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time prior to the Maturity Date), up to the full remaining Principal Amount of the 2021 Note with no penalty; however, if the Company exercises such prepayment right, Lind V will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that the Company elects to prepay at the Conversion Price. However, pursuant to the 2023 Securities Purchase Agreement, the Company agreed that, until September 21, 2023, except for the May Through September Payments (as defined below) made by the Company to Lind under the 2021 Note, all other payments under the 2021 Note would be made in cash.

Subject to certain exceptions, the Company will be required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2021 Notes, unless waived by Lind V in advance.

Beginning on November 23, 2022, the 2021 Note amortizes in twenty-four monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2021 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments shall be payable, at the Company’s sole option, in cash, shares of Common Stock or a combination of both. In addition, commencing on the last business day of the first month following November 23, 2022, the Company will pay, on a monthly basis, all interest that has accrued and remains unpaid on the then-outstanding Principal Amount of the 2021 Note. Any portion of an amortization payment or interest payment that is paid in shares of Common Stock shall be priced at 90% of the average of the five lowest daily volume weighted average prices of the Common Stock during the 20 trading days prior to the date of issuance of the shares. If, after the first amortization payment, the Company elects to make any amortization payments in cash, the Company shall pay a 5% premium on each cash payment. However, pursuant to the 2023 Securities Purchase Agreement, the Company agreed that, until September 21, 2023, except for the May Through September Payments made by the Company to Lind under the 2021 Note, all other payments under the 2021 Note would be made in cash. In conjunction with the 2021 Lind Securities Purchase Agreement and the 2021 Note, on the Closing Date, the Company and Lind V entered into a security agreement, which provides Lind V with a first priority lien on the Company’s assets and properties. During the year ended December 31, 2023, the Company issued 455,425 shares to Lind to satisfy interest and principal payments due under the 2021 Note.

On May 19, 2023, the Company entered into Amendment No. 3 (the “2021 Note Amendment”) to the 2021 Note, pursuant to which the Company and Lind agreed, among other things, that: (A) effective as of May 19, 2023, the outstanding Principal Amount was increased by $1,250,000 to $17,750,000 and the fair value of $1.3 million is included within loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss; (B) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to September 15, 2023, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions (the “Minimum Cash Condition”); (C) effective as of September 15, 2023, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of common stock at the lower of (x) the then - current conversion price (which is currently $180.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of the common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion; (D) all payments of accrued interest and monthly payments of the outstanding principal amount payable by the Company for the months of May, June, July, August and September 2023 (collectively, the “May Through September Payments”) were to be paid by the Company to Lind in a combination of cash and shares of common stock (with such combination determined at the Company’s option), and the number of shares to be issued calculated as previously provided in the 2021 Note (determined by dividing the principal amount plus interest (if any) being paid in shares by 90% of the average of the five lowest daily volume weighted average price of common stock during the 20 trading days prior to each respective payment date); provided that no less than $600,000 of the monthly principal payments for the months of May, June, July, August and September 2023 was to be paid in cash, with the remainder paid in shares of common stock. As consideration for entering into the 2021 Note Amendment, on May 19, 2023, the Company issued to Lind 33,334 shares of restricted common stock. The 2021 Note Amendment represents a modification accounted for as an extinguishment of the debt resulting in a remeasurement event of the 2021 Note in accordance with ASC 825 - 10. As a result of the modification, the Company recognized a loss on extinguishment of the debt, recorded as a component of the change in fair value of convertible notes on the consolidated statements of operations and comprehensive income. The Company will continue to account for the 2021 Note using the fair value election. The fair value of these shares of restricted common stock upon issuance was $1.0 million and such amount is included in loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss.

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

On September 21, 2023, and concurrently with the execution of the September 2023 Securities Purchase Agreement, the Company entered into a letter agreement with Lind related to the 2021 Note (the “Letter Agreement”), pursuant to which the Company and Lind agreed that, in lieu of, and in full satisfaction of, both the monthly payment that would otherwise have been due under the 2021 Note on September 23, 2023 and the interest payment that would otherwise have been due on September 29, 2023, (i) the Company would, by no later than September 29, 2023, pay to Lind cash in an aggregate amount equal to $686,564 and (ii) Lind would have the right, at any time and from time to time, between the closing date of the September 2023 RDO and the date that is 45 days after such closing date, to convert the remaining amount of the monthly payment that would have otherwise been due on September 24, 2023 in the aggregate amount of up to $400,000 into shares of common stock at the lower of (a) the then - current Conversion Price (which was $180.00 per share) and (b) 85% of the average of the five (5) lowest daily volume - weighted average price during the twenty (20) trading days prior to the delivery by Lind of the applicable conversion notice (the “Subsequent Conversion Right”). Pursuant to the Letter Agreement, Lind further agreed that (a) the payment date for the monthly payment under the 2021 Note that would otherwise have been due on October 23, 2023, and (b) the interest payment date for the interest payment under the 2021 Note that would otherwise have been due on October 31, 2023, was November 9, 2023.

On September 30, 2023, the Company and Lind entered into an Amendment No. 4 to the 2021 Note and Amendment to Letter Agreement (the “Amendment”), pursuant to which the Company and Lind agreed, among other things, that: (A) effective as of September 30, 2023, the outstanding principal amount of the 2021 Note was increased by $3.6 million to $16.8 million; (B) commencing October 1, 2023, the 2021 Note will bear interest at an annual rate of 12% per annum; (C) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to March 28, 2024, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (D) subject to certain exceptions, if the Company issues securities for cash consideration, the Company will be required utilize 25% of the net cash proceeds to repay the 2021 Note unless Lind elects not to be repaid; (E) Lind will, through March 28, 2024, forebear from exercising any right to assert or claim a Material Adverse Effect (as defined in the 2021 Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to September 30, 2023; (F) the Company shall use its reasonable best efforts to seek, at a special or annual meeting of the stockholders of the Company to be scheduled to be held no later than January 16, 2024, the stockholder approval as contemplated by Nasdaq Listing Rule 5635 (d) with respect to the approval of the issuance of shares of Common Stock in excess of the limitation on the number of shares issuable under the 2021 Note as set forth in the 2021 Note and 2021 Lind Securities Purchase Agreement; and (G) subject to certain exceptions, as long as the 2021 Note remains outstanding, Lind will have the right to participate in any equity or debt financing by the Company in an amount equal to the lesser of 50% of the securities to be offered and $5,000,000 of the securities to be offered in such financing. The Amendment provides that the number of shares issuable pursuant to the Subsequent Conversion Right was limited to an aggregate of 62,570 shares of Common Stock. As a result of the modification, the Company recognized a loss on extinguishment of the debt, recorded as a component of the change in fair value of convertible notes on the consolidated statements of operations. The Company will continue to account for the 2021 Note using the fair value election. The Company issued 62,570 shares of its common stock in connection with Lind’s exercise of the Subsequent Conversion Right on October 5, 2023.

On December 2, 2021, the Company entered into two separate securities purchase agreements with certain accredited investors on substantially the same terms as the 2021 Lind Securities Purchase Agreement, pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $201,534, (i) convertible promissory notes in an aggregate principal amount of $221,688, which will bear no interest and mature on December 2, 2024, and (ii) an aggregate of 180 shares of its common stock. These notes have substantially the same terms as the 2021 Note. On February 22, 2023, the December 2021 Notes were repaid in full, and the Company recognized a loss on extinguishment of debt of $13,000 during the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company recognized a $2.0 million loss and a $3.0 million loss on change in fair value of convertible notes, respectively, on changes in fair value of convertible notes. During the years ended December 31, 2023 and 2022, the Company recognized losses of $4.3 million and nil, respectively, on the loss on issuance of convertible notes. During the years ended December 31, 2023 and 2022, the Company recognized losses of $9.2 million and nil, respectively, on loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2023, the Company made principal payments of $11.7 million (consisting of $4.5 million of common stock and $7.2 million of cash) and interest payments of $1.1 million (consisting of $0.6 million of common stock and $0.5 million of cash), respectively, on the convertible notes. During the year ended December 31, 2022, the Company made principal and interest payments of $1.9 million of cash on the convertible notes. As of December 31, 2023 and December 31, 2022, the Company recognized a total convertible note liability of $14.2 million and $20.0 million, respectively.

The 2021 Note contains certain restrictive covenants and event of default provisions, including a covenant requiring the Company to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash and cash equivalents commencing on March 28, 2024. As of December 31, 2023, the outstanding principal amount of the 2021 Note was $13.9 million. If the Company is not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the 2021 Note, Lind could declare the 2021 Note immediately due and payable, which would require the Company to pay 120% of the outstanding principal amount of the 2021 Note and would have a material adverse effect on its liquidity, financial condition, operating results, business and prospects, and could cause the price of the Company’s common stock to decline. In addition, since the borrowings under the 2021 Note are secured by a first priority lien on the Company’s assets, Lind would be able to foreclose on the Company’s assets if it does not cure any default or pay any amounts due and payable under the 2021 Note. In addition, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of the Company’s common stock at the lower of (x) the then - current conversion price (which is currently $180.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of the Company’s common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

The outstanding 2021 Convertible Notes are scheduled to mature during 2024.

10.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of December 31, 2023 or 2022.

Common Stock

The Company has authorized 16,000,000 and 240,000,000 shares of common stock as of December 31, 2023 and December 31, 2022, respectively. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

December 2023 Warrants

On November 28, 2023, the Company entered into the Underwriting Agreement pursuant to which the Company issued and sold an aggregate of 1,781,934 shares of common stock, the December 2023 Pre - Funded Warrants exercisable for an aggregate of 2,422,612 shares of its common stock and the accompanying December 2023 Common Warrants exercisable for an aggregate of 4,204,546 shares of common stock in a underwritten public offering. The December 2023 Pre - Funded Warrants were exercisable immediately upon issuance and had an exercise price per share equal to $0.001. The December 2023 Common Warrants have an exercise price per share equal to $1.32. The December 2023 Common Warrants were exercisable immediately and will expire on December 1, 2028. As of December 31, 2023, the December 2023 Pre - Funded Warrants had been exercised in full, and December 2023 Common Warrants to purchase 4,204,546 million shares of common stock remain outstanding at an exercise price of $1.32 per share.

September 2023 Warrants

On September 21, 2023, the Company entered into the September 2023 Securities Purchase Agreement, pursuant to which the Company issued and sold an aggregate of 500,000 shares of its common stock and the September 2023 Warrants exercisable for an aggregate of 333,667 shares of its common stock in the September 2023 RDO. The September 2023 Warrants were exercisable immediately upon issuance and had an exercise price per share equal to $9.75 per share. In addition, the September 2023 Warrants contain an alternative “cashless exercise” provision whereby a September 2023 Warrant may be exchanged cashlessly for shares of common stock at a rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. During the year ended December 31, 2023, September 2023 Warrants to purchase approximately 333,667 shares of common stock were cashlessly exchanged and no September 2023 Warrants remain outstanding.

May 2023 Warrants

On May 19, 2023, the Company entered into the 2023 Purchase Agreement Amendment, pursuant to which the Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the 2023 Securities Purchase Agreement to permit the Company to make the May Through September Payments in a combination of cash and shares of common stock as contemplated in the 2021 Note Amendment. In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, the Company issued to the Investor warrants to purchase up to an aggregate of 133,334 shares of common stock (the “May 2023 Warrants”). The exercise price of the May 2023 Warrants is $31.80 per share, subject to adjustment as provided therein, and the May 2023 Warrants will be exercisable beginning on November 19, 2023 and will expire on November 20, 2028.

As of December 31, 2023, May 2023 Warrants to purchase 133,334 shares of common stock remain outstanding at an exercise price of $31.80 per share.

March 2023 Warrants

On March 10, 2023, the Company entered into a securities purchase agreement with a life sciences - focused investment fund pursuant to which the Company issued and sold an aggregate of 401,977 shares of common stock, the March 2023 Pre - Funded Warrants exercisable for an aggregate of 311,357 shares of its common stock and the accompanying March 2023 Common Warrants exercisable for an aggregate of 891,667 shares of common stock in a registered direct offering. The March 2023 Pre - Funded Warrants were exercisable immediately upon issuance and had an exercise price per share equal to $0.03. The March 2023 Common Warrants have an exercise price per share equal to $18.00. The March 2023 Common Warrants became exercisable beginning on September 11, 2023 and will expire on September 10, 2028.

During the year ended December 31, 2023, March 2023 Pre - Funded Warrants to purchase approximately 311,357 shares of common stock were exercised on a cashless basis. As of December 31, 2023, March 2023 Pre - Funded Warrants to purchase 311,357 shares of common stock all have been exercised on a cashless basis and March 2023 Common Warrants to purchase 891,667 shares of common stock remain outstanding at an exercise price of $18.00 per share.

September 2020 Warrants

On September 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold an aggregate of 295,500 shares of common stock in a registered direct offering and issued unregistered warrants to purchase up to 221,625 shares of common stock in a concurrent private placement (the “September 2020 Warrants”). The September 2020 Warrants are exercisable for 33,625 shares of common stock at an exercise price per share equal to $25.20. The September 2020 Warrants became exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

During the years ended December 31, 2023 and 2022, no September 2020 Warrants were exercised. As of December 31, 2023, September 2020 Warrants exercisable for 33,625 shares of common stock remain outstanding at an exercise price of $25.20 per share.

August 2019 Warrants

On August 23, 2019, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued and sold an aggregate of 149,167 shares of common stock in a registered direct offering and issued warrants to purchase up to 74,584 shares of common stock in a concurrent private placement (the “August 2019 Warrants”). The August 2019 Warrants were initially exercisable for 74,584 shares of common stock at an exercise price per share equal to $53.40. The August 2019 Warrants became exercisable beginning on February 27, 2020 and expired on August 28, 2023.

During the years ended December 31, 2023 and 2022, no August 2019 Warrants were exercised. As of December 31, 2023, all remaining August 2019 Warrants expired on August 28, 2023 and no shares of common stock remain outstanding.

Series A Warrants

On January 24, 2019, STI and the Company closed a private placement with certain accredited investors pursuant to which, among other things, the Company issued warrants representing the right to acquire 48,784 shares of common stock (the “Series A Warrants”). The Series A Warrants were initially exercisable for 48,784 shares of common stock at an exercise price per share equal to $124.50, which was adjusted several times pursuant to the terms thereof to an exercise price per share equal to $4.4705 per share. The most recent adjustment to the exercise price (from $8.202 to $4.4705 per share) occurred during the year ended December 31, 2023, as a result of the announcement of the December 2023 underwritten public offering. The Series A Warrants were immediately exercisable upon issuance and expired unexercised on January 31, 2024.

During the years ended December 30, 2023 and 2022, no Series A Warrants were exercised. As of December 31, 2023, Series A Warrants exercisable for 10,081 shares of common stock remain outstanding at an exercise price of $4.4705 per share. The exercise price of the Series A Warrants was adjusted in December 2023 due to the adjustment provisions in the Series A Warrants as a result of the December 2023 underwritten public offering.

A summary of warrant activity during the year ended December 31, 2023 is as follows (warrants in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2022	85	$83.40	1.7
Issued	8,297	$3.11
Exercised	(3,068)	$0.00
Cancelled	(34)	$101.30
Outstanding as of December 31, 2023	5,280	$5.57	4.8
Exercisable as of December 31, 2023	5,280	$5.57	4.8

The December 2023 Warrants, September 2023 Warrants, the May 2023 Warrants, the March 2023 Common Warrants, the March 2023 Pre - Funded Warrants and the Series A Warrants were all recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

11.	Stock-Based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. The 2012 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2012 Plan on January 1st of each year commencing on January 1, 2020 and ending on (and including) January 1, 2029. The number of shares added each year will be equal to the lesser of (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by the Company’s board of directors on or prior to each such January 1. On January 1, 2023, in accordance with the foregoing, an aggregate of 4,771,457 shares of common stock were added to shares authorized for issuance under the 2012 Plan. As of December 31, 2023, an aggregate of 686,317 shares of common stock were authorized under the 2012 Plan, of which 174,888 shares of common stock were available for future grants. No further awards may be issued under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan.

On May 15, 2020, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. On January 1, 2023, the Company added 35,448 shares for purchase by employees under the ESPP. During the year ended December 31, 2023, the Company sold 4,971 shares of common stock under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $55,000 for the year ended December 31, 2023.

On July 28, 2019, the Compensation Committee adopted the Seelos Therapeutics, Inc. 2019 Inducement Plan (the “2019 Inducement Plan”), which became effective on August 12, 2019. The 2019 Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance units and cash awards, solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the 2019 Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the 2019 Inducement Plan is 33,334 shares of the Company’s common stock, of which 21,756 shares of the Company’s common stock are available for future issuance as of December 31, 2023. The 2019 Inducement Plan is administered by the Compensation Committee and expires on August 12, 2029.

Stock options

During the year ended December 31, 2023, the Company granted 50,594 incentive stock options and 98,657 non-qualified stock options to employees with a weighted average exercise price per share of $20.80 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the year ended December 31, 2023, the Company also granted 11,274 non- qualified stock options to employees who elected to forgo a portion of their cash bonus for stock options with a weighted average exercise price per share of $20.76 and a 10-year term, subject to the terms and conditions of the 2012  Plan above. The stock options are not subject to time vesting requirements and are fully vested upon the date of grant.

During the year ended December 31, 2023, the Company also granted 6,668 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $24.30 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the year ended December 31, 2023 , no stock options were exercised and 2,434 options were forfeited. During the year ended December 31, 2022, 209 stock options were exercised and no options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the years ended December 31, 2023 and 2022:

Year Ended
	December 31, 2023	December 31, 2022
Risk-free interest rate	3.6%-3.9%	1.6%-3.4%
Volatility	116%-119%	111%-113%
Dividend yield	—%	—%
Expected term (years)	5-6	5-6
Weighted-average fair value	$20.94	$36.60

A summary of stock option activity during the year ended December 31, 2023 is as follows (in thousands, except exercise prices and years):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2022	347	$67.82
Granted	167	20.94
Exercised	—	—
Forfeited	(2)	57.28
Expired	(1)	87.60
Outstanding as of December 31, 2023	511	$48.13	7.7	$—
Vested and expected to vest as of December 31, 2023	511	$48.13	7.7	$—
Exercisable as of December 31, 2023	272	$58.82	6.9	$—

The intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0 and $0.1 million, respectively. As of December 31, 2023, unrecognized stock-option compensation expense of $6.4 million is expected to be realized over a weighted -average period of 2.4 years.

Performance Stock Award

During the year ended December 31, 2021, the Company’s Board of Directors awarded a performance stock unit award to the Company’s Chief Executive Officer for 80,000 shares of common stock, with a grant date fair value of $129.30 per unit. Vesting of this award was subject to the Company achieving certain performance criteria established at the grant date and the individual fulfilling a service condition (continued employment). As of December 31, 2021, all performance stock unit awards were unvested and three of the five performance conditions had been satisfied. The Company recognized stock-based compensation related to this award of $4.9 million during the fourth quarter of 2021, which was recorded in general and administrative expense. During the year ended December 31, 2022, the Company and its Chief Executive Officer entered into an agreement to cancel the performance stock unit award for no consideration. In connection with the cancellation of the award, no replacement awards were granted or authorized. At the time of cancellation, the Company recognized the remaining compensation expense of the three achieved milestones of $1.3 million. The two remaining milestones were not deemed probable of achievement at the time of cancellation, and no compensation cost related to these milestones was recognized.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,037	$932
General and administrative	2,951	4,141
	$3,988	$5,073

12.	Income Taxes

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

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure, and transition.

The Company has incurred net operating losses since inception. At December 31, 2023, the Company has available net operating loss carryforwards of approximately $131.9 million for federal income tax reporting purposes and approximately $91.2 million for state and local income tax reporting purposes. The net operating loss carryover of $131.9 million will be carried forward indefinitely. Federal net operating loss carryforwards generated after tax year 2018 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely. State net operating loss carryforwards in the amount of $90.7 million begin expiring in 2036 and approximately $0.5 million have an indefinite life.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2023	2022
Net operating tax loss carryforwards	$33,190	$27,362
Contingent payment obligations	—	461
Stock based compensation	803	1,559
R&E expenses	14,735	11,137
Intangible assets	7,256	8,577
Other	2	—
Total deferred tax asset	55,986	49,096
Less valuation allowance	(55,986)	(49,096)
Net deferred tax asset	$—	$—

The federal and state net operating loss carryforwards, not subject to the annual limitation under Internal Revenue Code Section 382, resulted in a noncurrent deferred tax asset as of December 31, 2023 and 2022 of approximately $33.2 million and $27.4 million, respectively. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a full valuation allowance as of such dates.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the years ended December 31, 2023 and 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s federal income tax returns for 2019 to 2023 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. Unrecognized tax benefits, if recognized, would have no effect on the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2023 and 2022, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2023 and 2022.

The reconciliation of income taxes computed using the statutory United States income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2023 and 2022, are as follows:

	Year Ended December 31,
	2023	2022
Federal statutory tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	0.1%	—%
Permanent Items	(0.1)%	(1.0)%
Mark-to-Market	1.4%	—%
Stock Based Compensation	(4.4)%	—%
Deferred rate changes	0.1%	(12.9)%
Deferred true-up	0.1%	(10.2)%
Change in valuation allowance	(18.2)%	3.1%
Income tax provision (benefit)	—%	—%

13.	Commitments and Contingencies

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

Under the new office space rental agreement in October 2022, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of $86,000. As of December 31, 2023, the weighted-average remaining lease term of the operating lease was 0.3 years, and the weighted-average discount rate was 8.0%.

As of December 31, 2023, future minimum lease payments for the Company’s operating lease with a non-cancelable term is as follows (in thousands):

Operating
Leases
Year Ended December 31, 2024	$16
Total	16
Less present value discount	(1)
Operating lease liabilities	$15

For each of the years ended December 31, 2023 and 2022, operating lease expense totaled $0.1million.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

As of December 31, 2023, there was no material litigation against the Company.

14.	Subsequent Events

Effective January 10, 2024, the Company’s authorized shares of common stock was increased from 16,000,000 to 400,000,000 shares.

Registered Direct Offering

On January 26, 2024, the Company entered into a securities purchase agreement (the “January 2024 Securities Purchase Agreement”) with certain institutional investors identified on the signature pages thereto (the “January Purchasers”), pursuant to which, on January 30, 2024, the Company issued and sold 3,404,256 shares (the “Shares”) of its common stock in a registered direct offering (the “January 2024 RDO”). In a concurrent private placement (the “Private Placement” and together with the January 2024 RDO, the “Offering”), the Company also agreed to issue and sell to the January Purchasers unregistered common warrants to purchase up to 3,404,256 shares of Common Stock (the “Common Warrants”). The combined purchase price for one Share and accompanying Common Warrant to purchase one share for each share of common stock purchased was $1.175.

The Common Warrants have an exercise price of $1.05 per share of common stock, are exercisable immediately upon issuance and expire five years following the initial date of exercise. The exercise price and number of shares of common stock issuable upon the exercise of the Common Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Common Warrants. If at any time after the six-month anniversary of the date of issuance, a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Common Warrants is not available for the issuance, then the holders may exercise the Common Warrants by means of a “cashless exercise.”

The Common Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

On January 26, 2024, the Company also entered into a placement agent agreement (the “Placement Agent Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”), pursuant to which the Placement Agent acted as placement agent for the Offering and the Company agreed to pay the Placement Agent a fee equal to 7% of the aggregate gross proceeds received by the Company from the sale of the securities in the Offering. The Placement Agent Agreement includes indemnity and other customary provisions for transactions of this nature. The Company also agreed to reimburse the Placement Agent for up to $50,000 for the Placement Agent’s legal fees and expenses and non-accountable expenses in an amount not to exceed $15,000.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

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

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of December 31, 2023, our internal control over financial reporting was effective. Because we are a smaller reporting company, KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the three months ended December 31, 2023.

ITEM 9B.OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5 - 1 (c) or any “non - Rule 10b5 - 1 trading arrangement,” as defined in Item 408 (a) of Regulation S - K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 in connection with the Annual Meeting of Stockholders to be held in 2024 (the “2024 Proxy Statement”). To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

We have adopted a Code of Ethics for Officers (the “Code of Ethics”) that is available at the Investors and Media/Corporate Governance Documents section of our website at www.seelostherapeutics.com.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2023. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2023. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2023. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2023. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

3.16

Certificate of Amendment to the Amended and Restated Articles of Incorporation of Seelos Therapeutics, Inc., filed May 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020).

3.17

Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, filed May 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020).

3.18

Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed May 21, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021).

3.19

Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed May 18, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 - K filed with the Securities and Exchange Commission on May 19, 2023).

3.20

Certificate of Change filed with the Secretary of State of the State of Nevada (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023).

3.21

Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed January 10, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on Janaury 10, 2024).

3.22

Amended and Restated Bylaws, effective as of March 23, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2023).

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

4.3	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8 -K filed with the Securities and Exchange Commission on September 21, 2018).

4.4

Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.5

Form of Convertible Promissory Note due November 23, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

4.6*	Description of Securities of Seelos Therapeutics, Inc.

4.7

Amendment to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated December 10, 2021 (incorporated by reference to Exhibit 4.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 4, 2022).

4.8

Amendment No. 2 to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated February 8, 2023 (incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10 - K filed with the Securities and Exchange Commission on March 10, 2023).

4.9

Amendment No. 3 to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated May 19, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8 - K filed with the Securities and Exchange Commission on May 19, 2023).

4.10

Amendment No. 4 to Convertible Promissory Note and Amendment to Letter Agreement, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, effective September 30, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8 - K filed with the Securities and Exchange Commission on October 2, 2023).

4.11

Form of Common Stock Warrant, dated March 14, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8 - K filed with the Securities and Exchange Commission on March 14, 2023).

4.12

Form of Common Stock Warrant, dated May 19, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8 - K filed with the Securities and Exchange Commission on May 19, 2023).

4.13

Form of Common Stock Warrant, dated December 1, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2023).

4.14	Form of Common Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024).

10.1	Form of CVR Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018).

10.2	Form of Indemnification Agreement for the Company’s Directors and Officers (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4 filed on August 31, 2018).

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

10.8#

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 10, 2023).

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

10.15˄

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

10.17˄**

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

10.19˄

Form of Securities Purchase Agreement, dated March 10, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

10.20˄

Form of Amendment No. 1 to Securities Purchase Agreement, by and between Seelos Therapeutics, Inc. and each purchaser identified on the signature pages thereto, dated May 19, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2023).

10.21˄

Form of Securities Purchase Agreement, dated September 21, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2023).

10.22

Letter Agreement, dated September 21, 2023, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2023).

10.23

Form of Securities Purchase Agreement, dated January 26, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024).

10.24

Placement Agent Agreement, dated January 26, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024).

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019).

23.1*	Consent of KPMG, LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

97*	Seelos Therapeutics, Inc. Clawback Policy

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)
(1)	Furnished, not filed.
+	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities Exchange Commission upon request.
†	Confidential treatment has been granted for portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
#	Management compensatory plan or arrangement
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

Seelos Therapeutics, Inc.

Date: March 6, 2024	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President and Chief Executive Officer

Date: March 6, 2024	/s/ Michael Golembiewski
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

Signature	Title	Date

/s/ Raj Mehra, Ph.D.	President, Chief Executive Officer, and Chairman of the Board	March 6, 2024
Raj Mehra, Ph.D.	(Principal Executive Officer)

/s/ Michael Golembiewski	Chief Financial Officer	March 6, 2024
Michael Golembiewski	(Principal Financial and Accounting Officer)

/s/ Margaret Dalesandro	Director	March 6, 2024
Margaret Dalesandro

/s/ Brian Lian, Ph.D.	Director	March 6, 2024
Brian Lian, Ph.D.

/s/ Daniel J. O’Connor, J.D.	Director	March 6, 2024
Daniel J. O’Connor, J.D.

/s/ Richard W. Pascoe	Director	March 6, 2024
Richard W. Pascoe