Form 10-K/A
period 2023-12-31
SEELOS THERAPEUTICS, INC.
filed 2024-04-29
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 26, 2024, 16,609,128 shares of the common stock, par value $0.001, of the registrant were outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Seelos Therapeutics, Inc. and its subsidiaries (“we,” “us,” “our,” the “Company” or “Seelos”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Fiscal 2023”), as filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2024 (the “Original Form 10-K”).

The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Part III of the Original Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended and restated in its entirety to include the currently dated certifications of the Company’s principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, this Amendment does not include the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosure contained therein to reflect any events that occurred subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing date of the Original Form 10-K.

i

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table contains information about each of the Company’s current directors: the year he or she was initially elected as a director, his or her age as of April 29, 2024, the position(s) with the Company currently held by him or her, the year his or her current term as a director will expire and his or her current director class:

Name	Year Initially Elected	Age	Position(s)	Expiration of Term	Class
Daniel J. O’Connor, J.D.	2019	59	Director	2025	I
Raj Mehra, Ph.D.	2019	64	Chief Executive Officer and President	2024	II
Brian Lian, Ph.D.(1)(2)(3)	2019	58	Director	2024	II
Richard W. Pascoe(1)(3)	2013	60	Chairman of the Board	2026	III
Margaret Dalesandro, Ph.D.(1)(2)	2021	77	Director	2026	III

(1)	Member of the Audit Committee of the Board (the “Audit Committee”).
(2)	Member of the Corporate Governance/Nominating Committee.
(3)	Member of the Compensation Committee of the Board (the “Compensation Committee”).

Class I Director Continuing in Office until 2025

The following director will continue in office until the 2025 annual meeting of stockholders, or until his earlier resignation or removal in accordance with our Bylaws:

Daniel J. O’Connor, J.D. has been a director since January 2019. Mr. O’Connor served as the Chief Executive Officer, President and a member of the board of directors of Ambrx Biopharma Inc. (Nasdaq: AMAM) from November 2022 to March 2024 when the company was acquired by Johnson & Johnson.  He served as a member of the board of directors of ZyVersa Therapeutics, Inc. (Nasdaq: ZVSA) (formerly known as Larkspur Health Acquisition Corp., a special purpose acquisition company (“Larkspur”)) from December 2022 to May 2023 and served as the Chief Executive Officer and Chairman of the board of directors of Larkspur from March 2021 until December 2022.  Mr. O’Connor served as the Chief Executive Officer and a director of OncoSec Medical Incorporated from 2017 to 2021.  Prior to that, Mr. O’Connor served as President, Chief Executive Officer, Director and in other senior roles at Advaxis, Inc., a cancer immunotherapy company, from January 2013 until his resignation in July 2017.  Prior to that, Mr. O’Connor was Senior Vice President and General Counsel for BRACCO Diagnostics Inc., a diagnostic imaging company, from 2008 until 2012; Senior Vice President, General Counsel and Secretary for ImClone Systems Incorporated, a biopharmaceutical company, from 2002 until 2008; and General Counsel at PharmaNet (formerly inVentiv Health, now Syneos Health), a clinical research company, from 1998 until 2001.  Mr. O’Connor is a 1995 graduate of the Pennsylvania State University’s Dickinson School of Law in Carlisle, Pennsylvania and previously served as a Trusted Advisor to its Dean.  He graduated from the United States Marines Corps Officer Candidate School in 1988 and was commissioned as an officer in the U.S. Marines, attaining the rank of Captain while serving in Saudi Arabia during Operation Desert Shield.  Mr. O’Connor was also a member of the Board of Trustees of BioNJ from 2015 to 2021 and previously served as its Vice Chairman and Chairman of its Nominating Committee for several years.  In October 2017, Mr. O’Connor was appointed to the New Jersey Biotechnology Task Force by its Governor.  Prior to his career in drug development, Mr. O’Connor was a former criminal prosecutor in Somerset County, New Jersey.  The Board believes Mr. O’Connor is qualified to serve as a director based on the depth and diversity of his experience in senior management of pharmaceutical companies.

Class II Directors Continuing in Office until 2024

The following directors will continue in office until the 2024 annual meeting of stockholders, or until their earlier resignation or removal in accordance with our Amended and Restated Bylaws, as amended:

Raj Mehra, Ph.D. has been our President and Chief Executive Officer and a director since January 2019, and served as our Chairman of the Board from January 2019 to April 2024.  He also served as our Interim Chief Financial Officer from January 2019 until September 2021.  Dr. Mehra served as a director at Larkspur Health Acquisition Corporation (Nasdaq: LSPR), a special purpose acquisition company, from July 2021 until December 2022.  Prior to founding Seelos, Dr. Mehra spent nine years at Auriga USA, LLC as a Managing Director focused on private and public equity investments in global healthcare companies.  Prior to Auriga, Dr. Mehra was the sector head for healthcare equity investments at Bennett Lawrence Management, LLC in New York.  He also founded and managed a long-short equity hedge fund at Weiss, Peck & Greer LLC.  Dr. Mehra started his career as an investment professional at Cowen Asset Management, LLC.  Dr. Mehra holds M.S., M.Phil., Ph.D., JD and MBA degrees from Columbia University in New York.  He is also a graduate of Indian Institute of Technology, Kanpur, where he was ranked first in his class.  The Board believes Dr. Mehra is qualified to serve as a director based on his experience in the healthcare industry, including his significant business knowledge based on his experience with healthcare-based investment banking.

Brian Lian, Ph.D. has been a director since January 2019.  He is the Chair of our Compensation Committee and our Audit Committee and a member of our Corporate Governance/Nominating Committee.  He is currently President and Chief Executive Officer and a Director of Viking Therapeutics, Inc. (Nasdaq: VKTX), a biopharmaceutical company. Dr. Lian has over 15 years of experience in the biotechnology and financial services industries.  Prior to joining Viking, he was a Managing Director and Senior Research Analyst at SunTrust Robinson Humphrey, an investment bank, from 2012 to 2013.  At SunTrust Robinson Humphrey, he was responsible for coverage of small and mid-cap biotechnology companies with an emphasis on companies in the diabetes, oncology, infectious disease and neurology spaces.  Prior to SunTrust Robinson Humphrey, he was Managing Director and Senior Research Analyst at Global Hunter Securities, an investment bank, from 2011 to 2012.  Prior to Global Hunter Securities, he was Senior Healthcare Analyst at The Agave Group, LLC, a registered investment advisor, from 2008 to 2011.  Prior to The Agave Group, he was an Executive Director and Senior Biotechnology Analyst at CIBC World Markets, an investment bank, from 2006 to 2008.  Prior to CIBC, he was a research scientist in small molecule drug discovery at Amgen, a biotechnology company.  Prior to Amgen, he was a research scientist at Microcide Pharmaceuticals, a biotechnology company.  Dr. Lian holds an MBA in accounting and finance from Indiana University, an MS and Ph.D. in organic chemistry from The University of Michigan, and a BA in chemistry from Whitman College.  The Board believes Dr. Lian is qualified to serve as a director based on his experience in the healthcare industry, including his significant business knowledge based on his experience with healthcare-based investment banking.

Class III Directors Continuing in Office until 2026

The following directors will continue in office until the 2026 annual meeting of stockholders, or until their earlier resignation or removal in accordance with our Bylaws:

Richard W. Pascoe has been a director since March 2013 and has served as our Chairman of the Board since April 2024.  He is a member of our Audit Committee and our Compensation Committee.  Mr. Pascoe served as the Chief Executive Officer of Zevra Therapeutics, Inc., a specialty pharmaceutical company, since January 2023 to June 2023, as a member of its board of directors from January 2014 to June 2023 and as its Executive Chairman from November 2021 to January 2023.  He served as a member of the board of directors, the Chairman and Chief Executive Officer of Histogen Inc., a public regenerative medicine company, from January 2019 until November 2021.  He previously served as our Chief Executive Officer from March 2013 to January 2019, our Secretary from February 2015 to January 2019, and our Principal Financial Officer and Principal Accounting Officer from December 2016 to January 2019.  He joined the Company following the merger of Somaxon Pharmaceuticals, Inc. with Pernix Therapeutics Holdings, Inc. Mr. Pascoe was the Chief Executive Officer of Somaxon from August 2008 until joining the Company and was responsible for the FDA approval of Somaxon’s lead drug Silenor®.  Prior to Somaxon, Mr. Pascoe was with ARIAD Pharmaceuticals, Inc., a specialty pharmaceutical company where he was most recently Senior Vice President and Chief Operating Officer.  Prior to joining ARIAD in 2005, Mr. Pascoe held a series of senior management roles at King Pharmaceuticals, Inc. (acquired by Pfizer Inc.), including Senior Vice President positions in both marketing and sales, as well as Vice President positions in both international sales and marketing and hospital sales.  Prior to King, Mr. Pascoe was in the commercial groups at Medco Research, Inc. (acquired by King), COR Therapeutics, Inc. (acquired by Millennium Pharmaceuticals Inc., the Takeda Oncology Company), B. Braun Interventional and The BOC Group. Mr. Pascoe serves as a member of the board of directors of the Johnny Mac Soldiers Fund, a charity for military veterans.  Mr. Pascoe is a past member and chairman of the board of directors of BIOCOM. Mr. Pascoe served as a Commissioned Officer with the U.S. Army 24th Infantry Division and continues to serve as a Civilian Aid to the Secretary of the Army.  He is a graduate of the United States Military Academy at West Point where he received a B.S. degree in Leadership.  The Board believes Mr. Pascoe is qualified to serve as a director based on the depth and diversity of his experience in senior management of public pharmaceutical companies.

Margaret Dalesandro, Ph.D. has served as a member of the Board since September 2021.  She is the Chair of our Corporate Governance/Nominating Committee and a member of our Audit Committee.  She has served as a pharmaceutical development consultant with Brecon Pharma Consulting LLC since December 2012.  Since August 2020, Dr. Dalesandro has served as an independent director on the board of directors of Skye Bioscience, Inc. (previously Emerald Bioscience, Inc.). From August to December 2021 she acted as interim CEO of OncoSec Medical Incorporated. Dr. Dalesandro served on the board of directors of OncoSec Medical Incorporated from March 2019 (and as the Chair of the board of directors since April 2020) until December 2021 and on the board of directors of Ambrx Biopharma, Inc. from September 2023 to March 2024. She previously served as a Business Director of Integrative Pharmacology at Corning, Incorporated, as a Vice President of Project, Portfolio and Alliance Management at ImClone Systems Inc., as an Executive Director of Project and Portfolio Management at GlaxoSmithKline, and as a Senior Consultant at Cambridge Pharma Consultancy over the course of her career. Dr. Dalesandro earned her Ph.D. in Biochemistry from Bryn Mawr College and completed a NIH Post-Doctoral Fellowship in Molecular Immunology at the Wake Forest University School of Medicine.  The Board believes Dr. Dalesandro is qualified to serve as a director based on the depth and diversity of her experience in senior management of pharmaceutical companies and the healthcare industry.

Family Relationships

There are no family relationships among any of the individuals who serve as our directors or executive officers.

Agreements with Directors

None of our directors was selected pursuant to any arrangement or understanding, other than compensation arrangements in the ordinary course of business.

Executive Officers

As of April 29, 2024, our current executive officers and their respective ages and positions are set forth in the following table.

Name	Age	Position(s)
Raj Mehra, Ph.D.	64	Chief Executive Officer and President
Michael Golembiewski	52	Chief Financial Officer

Raj Mehra, Ph.D., is our Chief Executive Officer and President.  See “Class II Directors Continuing in Office until 2024” above for a discussion of Dr. Mehra’s business experience.

Michael Golembiewski has served as our Chief Financial Officer since September 2021.  Prior to Mr. Golembiewski’s appointment as our Chief Financial Officer, he served as our Vice President of Finance from January 2019 to September 2021.  Prior to joining the Company, Mr. Golembiewski served as Vice President of Finance at Agile Therapeutics, Inc., a publicly-traded biotechnology company, from November 2017 to June 2018.  While at Agile Therapeutics, Inc., Mr. Golembiewski helped the company prepare for the potential launch of its first commercial product.  Prior to joining Agile Therapeutics, Inc., Mr. Golembiewski served as the Vice President of Finance, Principal Accounting Officer and Corporate Controller of Pernix Therapeutics Holdings, Inc., a publicly-traded specialty pharmaceutical company, from April 2015 to November 2017, where he successfully built an accounting and finance team after the closure of the South Carolina office location.  From June 2007 to April 2015, he held various roles of increasing responsibility in finance and accounting at NPS Pharmaceuticals, Inc., a publicly-traded biotechnology company acquired by Shire plc in 2015, with his last position as Executive Director, Corporate Controller, in which role he served from January 2014 to April 2015.  While at NPS Pharmaceuticals, Inc., Mr. Golembiewski helped build the infrastructure that took the company from a pre-clinical research and development company to a fully commercial and global rare disease company that received FDA approval for two orphan disease medicines.  Prior to joining NPS Pharmaceuticals, Inc., Mr. Golembiewski was the Corporate Controller for The Topps Company, Inc., from March 2006 to June 2007.  The Topps Company was a publicly traded $500 million Trading Card and Candy Manufacturing company.  He began his professional career in the biotechnology field with ImClone Systems Incorporated from May 1997 to March 2006, where he served in various roles with increasing responsibility, from Senior Accountant up to Director of Financial Reporting.  Mr. Golembiewski is also the Chairman of the Board of The Connor G Foundation and has served in this capacity since June 2019.  The Connor G Foundation was established in 2019 as a nonprofit charity to benefit youth hockey, music and educational interests.  Mr. Golembiewski has a Bachelor of Science degree in Accounting from Rider University and is a Certified Public Accountant (not in public practice) in the State of Delaware.

Corporate Governance Matters

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer and to all of our directors and employees.  The Code of Ethics, as amended and restated, is available on our website at www.seelostherapeutics.com/corporate-governance/.  We will disclose future amendments to, or waivers from, certain provisions of our Code of Ethics, if any, on the above website within four business days following the date of such amendment or waiver.  Information contained on, or that can be accessed through, our website is not intended to be incorporated by reference into this Annual Report on Form 10-K, and references to our website address in this Annual Report on Form 10-K are inactive textual references only.

Audit Committee

The Audit Committee regularly meets with our financial and accounting management and independent auditors and is responsible for the selection and engagement of our independent auditors.  Additionally, the Audit Committee reviews with the independent auditors the scope and results of the audit engagement, approves professional services provided by the independent auditors, reviews the independence of the independent auditors and reviews the adequacy of the internal accounting controls.  The Audit Committee acts under a written charter, a copy of which is available on our website at www.seelostherapeutics.com/corporate-governance/.  During fiscal 2023, the Audit Committee met four times and did not take any action by unanimous written consent.  As of April 29, 2024, the Audit Committee consisted of Brian Lian, Ph.D. (Chair), Margaret Dalesandro, Ph.D., and Richard W. Pascoe, none of whom was an employee of ours and each of whom met the applicable independence standards promulgated by the rules of The Nasdaq Stock Market LLC (the “Nasdaq Rules”) and applicable rules of the SEC.  The Board has also determined that each of Dr. Lian and Mr. Pascoe qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of the SEC’s Regulation S-K.

Director Nominations and Stockholder Communications

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders that was filed with the SEC on April 14, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by us during the years ended December 31, 2023 and 2022 to the persons who served as our executive officers during fiscal year 2023 (the “Named Executive Officers”):

Name and Position(s)	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
Raj Mehra, Ph.D., Chief Executive Officer and President	2023	$586,964	$1,126,948	-	$12,564	$1,726,476
	2022	$561,688	$1,603,680	$280,844	$12,200	$2,458,412
Michael Golembiewski, Chief Financial Officer	2023	$375,000	$458,467	-	$13,200	$846,667
	2022	$317,125	$616,800	$126,850	$10,852	$1,071,627

(1)
Represents the grant date fair value of the option awards, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. These figures do not reflect the amortized compensation expense or value received by the officer in the year indicated or that may be received by the officer with respect to such equity awards.

(2)	Our Named Executive Officers’ All Other Compensation in 2022 and 2023 consist of our matching and profit-sharing contribution to our retirement savings plan (401(k) Plan).

Narrative Disclosure to Summary Compensation Table

Base Salary

In general, base salaries for our Named Executive Officers are approved by the Compensation Committee and are initially established through arm’s length negotiation at the time the executive is hired, taking into account such executive’s qualifications, experience, prior salary and market pay levels.  Base salaries of our Named Executive Officers are approved and reviewed annually by our Compensation Committee and adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, prior experience and sustained performance.  Decisions regarding salary increases may take into account an executive officer’s current salary, equity ownership, and the amounts paid to an executive officer’s peers inside our Company by conducting an internal analysis, which compares the pay of an executive officer to other members of the management team.  Base salaries are also reviewed in the case of promotions or other significant changes in responsibility.  Base salaries are not automatically increased if the Compensation Committee believes that other elements of the Named Executive Officers’ compensation are more appropriate in light of our stated objectives.  This strategy is consistent with our intent of offering compensation that is both cost-effective, competitive and contingent on the achievement of performance objectives.

Effective January 1, 2023, Dr. Mehra’s base salary was increased from $561,688 to $586,964 and Mr. Golembiewski’s base salary was increased from $317,125 to $375,000.

Annual Cash Incentive

We also generally provide executive officers with annual performance-based cash bonuses, which are specifically designed to reward executives for our overall performance in a given year.  Corporate goals are established by the Compensation Committee with input from senior management and approved by the full Board.

The Compensation Committee considers our overall performance for the preceding fiscal year in deciding whether to award a bonus and, if one is to be awarded, the amount of the bonus.  The annual cash bonus for each executive officer is based 100% on our overall performance.  The Compensation Committee retains the ability to apply discretion in making adjustments to the final bonus payouts.  The evaluation of our performance for 2023 bonus purposes was based on a qualitative evaluation for the Named Executive Officers after the start of the fiscal year.  For fiscal year 2023, Dr. Mehra’s target bonus percentage was 55% of his base salary and Mr. Golembiewski’s target bonus percentage was 40% of his base salary.  The Compensation Committee determined not to pay bonuses for 2023.

Equity Compensation

The Compensation Committee considers equity incentives to be important in aligning the interests of our executive officers with those of our stockholders.  As part of our pay-for-performance philosophy, our compensation program tends to emphasize the long-term equity award component of total compensation packages paid to our executive officers.

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

To reward and retain our Named Executive Officers in a manner that best aligns employees’ interests with stockholders’ interests, we have used stock options as the primary incentive vehicles for long-term compensation and may in the future use restricted stock unit awards.  We believe that stock options and restricted stock unit awards are effective tools for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock to our future performance.  Because employees are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives to employees to achieve increases in the value of our stock over time.

We have used stock options and restricted stock unit awards to compensate our Named Executive Officers both in the form of initial grants in connection with the commencement of employment and annual refresher grants. Annual grants of equity awards are typically approved by the Compensation Committee during the end of the last quarter, or the beginning of the first quarter, of each year. While we intend that the majority of equity awards to our employees be made pursuant to initial grants or our annual grant program, the Compensation Committee retains discretion to grant equity awards to employees at other times, including in connection with the promotion of an employee, to reward an employee, for retention purposes or for other circumstances recommended by management or the Compensation Committee. In 2023, we granted: (i) options to purchase 167,193 shares of our common stock (“Common Stock”) under our Amended and Restated 2012 Stock Long Term Incentive Plan, as amended (the “Amended and Restated 2012 Plan”), to our employees, including grants of options to purchase 88,271 shares of our Common Stock to our Named Executive Officers and (ii) options to purchase 6,668 shares of our Common Stock under the Amended and Restated 2012 Plan to our non-employee directors pursuant to our non-employee director compensation policy. We did not grant any option awards under our 2019 Inducement Plan (the “Inducement Plan”) to new employees or grant any restricted stock unit awards in 2023. In order to compensate our executive officers fairly for the time, effort and accountability required and align their interests with those of our stockholders, the Compensation Committee approved an annual grant of options to purchase 62,745 shares and 25,526 shares of our Common Stock to Dr. Mehra and Mr. Golembiewski, respectively, in 2023.

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

Employee Benefit Program

Our Named Executive Officers are eligible to participate in all of our employee benefit plans, including medical, dental, vision, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as other employees, subject to applicable law.  We also provide vacation and other paid holidays to all employees, including executive officers.  These benefit programs are designed to enable us to attract and retain our workforce in a competitive marketplace.  Health, welfare and vacation benefits ensure that we have a productive and focused workforce through reliable and competitive health and other benefits.

Our retirement savings plan (401(k) Plan) is a tax-qualified retirement savings plan, pursuant to which eligible employees can begin to participate immediately upon employment.  The 401(k) Plan elective deferrals and employer contributions are subject to compensation limitations and annual maximum contribution limits as governed by Internal Revenue Service.  Employees are eligible to defer up to 100% of compensation and we make safe harbor matching contributions of a 100% match of the first 3% of compensation contributed, then a 50% match of the next 2% of compensation contributed.

Clawback Policy

Effective October 1, 2023, our Board of Directors adopted a restated compensation recovery (“clawback”) policy pursuant to the listing standards approved by The Nasdaq Stock Market LLC implementing Rule 10D-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The clawback policy is administered by our Compensation Committee and applies to current and former executive officers of the Company as defined in Rule 10D-1 (each an “Affected Officer”). Under the clawback policy, if the Company is required to prepare an accounting restatement to correct the Company’s material noncompliance with any financial reporting requirement under securities laws, including restatements that correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (collectively, a “Restatement”), the Company is obligated to recover erroneously awarded incentive-based compensation received from the Company by Affected Officers. Incentive-based compensation includes any compensation that is granted, earned or vested based in whole or in part on the attainment of a financial reporting measure.  Erroneously awarded incentive-based compensation is the amount of incentive-based compensation received that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on an applicable Restatement.

Hedging and Pledging Prohibitions

Our insider trading policy prohibits our directors, officers (including our executive officers), employees and consultants, including those who serve in such capacities with any of our subsidiaries (“Persons Covered”), from engaging in short sales of our securities and from engaging in transactions in publicly traded options, such as puts, calls and other derivative securities, on an exchange or in any other organized market.  Without first obtaining pre-clearance of the transaction from our Insider Trading Compliance officer, the Persons Covered may not engage in any transaction involving our securities, including an option exercise, or a gift, loan, pledge or hedge, contribution to a trust or any other transfer.  Our insider trading policy also applies to the family members who reside with the Persons Covered, anyone else who lives in their household and any family members who do not live in their household but whose transactions in our securities are directed by the Persons Covered or are subject to their influence or control.

Outstanding Equity Awards as of December 31, 2023

Our Named Executive Officers held the following outstanding equity awards as of December 31, 2023:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Non- Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Unites of Stock That Have Not Vested ($)
Raj Mehra Ph.D.	January 6, 2020(1)	23,858	509	42.60	1/6/2030	—	—
	June 11, 2020(2)	66,566	9,510	32.40	6/11/2030	—	—
	March 15, 2021(3)	26,348	11,986	129.30	3/15/2031	—	—
	January 10, 2022(4)	20,765	22,569	43.80	1/10/2032	—	—
	March 30, 2023(6)	-	56,078	20.76	3/20/2033	—	—
	March 30, 2023(7)	6,667	-	20.76	3/20/2033	—	—
Michael Golembiewski	February 26, 2019(5)	2,084	-	66.00	2/26/2029	—	—
	January 6, 2020(1)	3,263	71	42.60	1/6/2030	—	—
	June 11, 2020(2)	9,107	1,301	32.40	6/11/2030	—	—
	March 15, 2021(3)	4,354	1,980	129.30	3/15/2031	—	—
	January 10, 2022(4)	7,983	8,684	43.80	1/10/2032	—	—
	March 30, 2023(6)	-	22,591	20.76	3/20/2033	—	—
	March 30, 2023(8)	2,935	-	20.76	3/20/2033	—	—

(1)
1/4th of the shares originally subject to the option vested on January 6, 2021, and 1/48th of the shares originally subject to the option shall vest monthly thereafter, subject to the individual’s continued service to the Company through the applicable vesting date.

(2)
1/4th of the shares originally subject to the option vested on June 11, 2021, and 1/48th of the shares originally subject to the option shall vest monthly thereafter, subject to the individual’s continued service to the Company through the applicable vesting date.

(3)
1/4th of the shares originally subject to the option vested on March 15, 2022, and 1/48th of the shares originally subject to the option shall vest monthly thereafter, subject to the individual’s continued service to the Company through the applicable vesting date.

(4)
1/4th of the shares originally subject to the option vested on January 10, 2023, and 1/48th of the shares originally subject to the option shall vest monthly thereafter, subject to the individual’s continued service to the Company through the applicable vesting date.

(5)
1/4th of the shares originally subject to the option vested on January 27, 2020, and 1/48th of the shares originally subject to the option shall vest monthly thereafter, subject to the individual’s continued service to the Company through the applicable vesting date.

(6)
1/4th of the shares originally subject to the option vested on March 30, 2024, and 1/48th of the shares originally subject to the option shall vest monthly thereafter, subject to the individual’s continued service to the Company through the applicable vesting date.

(7)
At our request, the option holder voluntarily elected to be paid 36% of his 2022 annual cash bonus in the form of an option to purchase shares of Common Stock. Accordingly, the option was fully vested upon grant.

(8)
At our request, the option holder voluntarily elected to be paid 35% of his 2022 annual cash bonus in the form of an option to purchase shares of Common Stock. Accordingly, the option was fully vested upon grant.

Payments upon Termination or Change in Control

We have entered into employment agreements with each of our Named Executive Officers.  These agreements set forth the individual’s base salary, annual incentive opportunities, equity compensation and other employee benefits, which are described in this Executive Compensation section.  All employment agreements provide for “at-will” employment, meaning that either party can terminate the employment relationship at any time, although our agreements with our Named Executive Officers provide that the applicable Named Executive Officer would be eligible for severance benefits in certain circumstances following a termination of employment without cause.  Our Compensation Committee approved the severance benefits to mitigate certain risks associated with working in a biopharmaceutical company at our current stage of development and to help attract and retain our Named Executive Officers.

Raj Mehra, Ph.D. Employment Agreement

On March 20, 2019, we entered into an employment agreement with Raj Mehra, Ph.D., pursuant to which Dr. Mehra previously served as our President, Chief Executive Officer, Chairman of the Board and Interim Chief Financial Officer.  On January 10, 2022, we entered into an amended and restated employment agreement with Dr. Mehra (the “CEO Employment Agreement”), which provides that Dr. Mehra will continue to serve as our President and Chief Executive Officer.  The CEO Employment Agreement provides that Dr. Mehra’s initial annual base salary was $561,688 and that he will be eligible to receive an initial annual performance bonus of 50% of his base salary.  Effective January 1, 2023, Dr. Mehra’s base salary was increased to $586,964 and his annual performance bonus percentage was increased to up to 55% of his base salary. Dr. Mehra’s employment is for a current term of three years from March 20, 2022 and is on an “at will” basis.

Pursuant to the CEO Employment Agreement, if Dr. Mehra is terminated by us without cause or by Dr. Mehra for good reason (a “Covered Termination”) outside of the period commencing three months prior to a change in control and ending 12 months after a change in control (a “Change in Control Period”), we will pay to Dr. Mehra an amount equal to the sum of his annual base salary and the annual bonus earned by Dr. Mehra for the fiscal year immediately preceding the fiscal year in which the termination occurs, and a pro-rata portion of his earned annual bonus for the fiscal year in which the termination occurs.  Additionally, the vesting of any outstanding equity awards that are scheduled to vest solely subject to continued service or employment shall accelerate so that such awards shall be vested to the same extent as if Dr. Mehra had provided an additional 12 months of service from the date of his termination.  We will also either continue to provide Dr. Mehra and his dependents coverage under our group health plan at our sole expense or reimburse Dr. Mehra for such coverage for 12 months from the date of termination.

The CEO Employment Agreement also provides that if Dr. Mehra experiences a Covered Termination during a Change in Control Period, we will pay to Dr. Mehra an amount equal to 1.5 times the sum of his annual base salary and the annual bonus earned by Dr. Mehra for the fiscal year immediately preceding the fiscal year in which the termination occurs, and a pro-rata portion of his earned annual bonus for the fiscal year in which the termination occurs.  Additionally, the vesting of any outstanding equity awards that are scheduled to vest solely subject to continued service or employment shall accelerate so that such awards shall be fully vested.  We will also either continue to provide Dr. Mehra and his dependents coverage under our group health plan at our sole expense or reimburse Dr. Mehra for such coverage for 18 months from the date of termination.

Michael Golembiewski Employment Agreement

On January 16, 2019, we entered into an employment agreement with Michael Golembiewski (the “Golembiewski Employment Agreement”), pursuant to which Mr. Golembiewski initially served as our Vice President of Finance.  The agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment.  Mr. Golembiewski’s initial annual base salary was $200,000 and he was eligible to receive an initial discretionary annual bonus in an amount up to 30% of his base salary.  In connection with Mr. Golembiewski’s promotion to our Chief Financial Officer, effective September 1, 2021, his base salary was increased to $295,000.  Effective January 1, 2022, Mr. Golembiewski’s base salary was increased to $317,125 and effective January 1, 2023, Mr. Golembiewski’s base salary was further increased to $375,000 and his annual performance bonus percentage was increased to up to 40% of his base salary.

Pursuant to the Golembiewski Employment Agreement, if Mr. Golembiewski is terminated by us without cause upon, or within 12 months following, a change of control, we will pay to Mr. Golembiewski an amount equal to his then current monthly salary for a period of three months following his employment termination date as severance; provided that Mr. Golembiewski has (i) returned to us all our property in his possession, and (ii) executed and delivered to us a general release of all claims that he may have against us or persons affiliated with us.

Director Compensation

We have adopted a non-employee director compensation policy pursuant to which our non-employee directors are eligible to receive cash and equity compensation.

As previously disclosed, on March 15, 2021, the Compensation Committee revised our non-employee director compensation policy, effective as of April 1, 2021, to increase the cash portion of the annual retainer payable to our non-employee directors and to increase the number of shares of our Common Stock issuable to our non-employee directors pursuant to initial option award grants and annual option award grants.  Effective April 1, 2021, our non-employee directors are entitled to an annual retainer of $40,000 for service on the Board, an annual retainer of an additional $40,000 for service as the Chairman of the Board, an annual retainer of $15,000 for service as the Chair of the Audit Committee, an annual retainer of $7,500 for service as a member of the Audit Committee (excluding the Chair of the committee), an annual retainer of $12,000 for service as the Chair of the Compensation Committee, an annual retainer of $6,000 for service as a member of the Compensation Committee (excluding the Chair of the committee), an annual retainer of $8,000 for service as the Chair of the Corporate Governance/Nominating Committee and an annual retainer of $4,000 for service as a member of the Corporate Governance/Nominating Committee (excluding the Chair of the committee), and equity compensation in the form of an option to purchase 42,000 shares of our Common Stock (subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions) upon election or appointment to the Board (the “Initial Grants”) and an annual option to purchase 35,000 shares of our Common Stock (subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions) (the “Annual Grants”).  The Initial Grants will vest at rate of one-third of the shares subject to the option on the one-year anniversary of the date of grant and 1/36th of the shares subject to the option on a monthly basis over the following 24 months.  The Annual Grants will vest at a rate of 1/12th per month from the date of grant.

On December 21, 2022, the Compensation Committee further revised our non-employee director compensation policy, effective as of January 1, 2023, to increase the number of shares of our Common Stock subject to (i) Annual Grants to non-employ-ee directors from 35,000 shares of Common Stock to 50,000 shares of Common Stock; and (ii) Initial Grants to new non-employee directors from 42,000 shares of Common Stock to 75,000 shares of Common Stock.  The cash component of the compensation under the non-employee director compensation policy did not change.

Non-Employee Director Compensation

Below is a summary of the non-employee director compensation paid or payable to our directors for services rendered in fiscal 2023:

Name	Cash Compensation(1)	Option Grants(2)	Total
Richard W. Pascoe	$53,500	$34,220	$87,720
Brian Lian, Ph.D.	$71,000	$34,220	$105,220
Daniel J. O’Connor, J.D.	$40,000	$34,220	$74,220
Margaret Dalesandro, Ph.D.	$55,500	$34,220	$89,720

(1)	Includes the value of the annual retainers payable to our non-employee directors.
(2)
Represents the grant date fair value of the stock options granted in 2023, computed in accordance with FASB ASC Topic 718. As of December 31, 2023, each of our non-employee directors held stock options to purchase the following number of shares of our Common Stock: Mr. Pascoe, options to purchase 4,799 shares; Dr. Lian, options to purchase 5,236 shares; Mr. O’Connor, options to purchase 5,236 shares; and Dr. Dalesandro, options to purchase 4,234 shares.

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, no member of the Compensation Committee was a current or former officer or employee of our Company.  None of our executive officers served as a member of the compensation committee (or board of directors serving the compensation function) of another entity where such entity’s executive officers served on our Compensation Committee, except that Dr. Mehra served as a member of the compensation committee of Larkspur Healthcare Acquisition Corp., a special purpose acquisition company, from December 2021 through December 2022, where its Chief Executive Officer, Daniel J. O’Connor, served as a member of our Compensation Committee until February 2022.  None of our executive officers served as a director of another entity whose executive officers served on our Compensation Committee.  Moreover, none of our executive officers served as a member of the compensation committee (or board of directors serving the compensation function) of another entity where such entity’s executive officers served on our Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership, as of April 22, 2024, of Common Stock by (a) our Named Executive Officers and current directors individually, (b) our current directors and executive officers as a group and (c) each holder of more than 5% of our outstanding Common Stock.

Beneficial ownership and percentage ownership are determined in accordance with the Rule 13d-3 of the Exchange Act.  Under these rules, shares of Common Stock issuable under stock options or warrants that are exercisable within 60 days of April 22, 2024 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrant(s), but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of Common Stock, except for those jointly owned with that person’s spouse.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class (%)(1)
Directors and Named Executive Officers(2)
Raj Mehra, Ph.D.(3)	441,689	2.85%
Michael Golembiewski(4)	127,428	*
Daniel J. O’Connor, J.D., Director(5)	6,464	*
Brian Lian, Ph.D., Director(6)	5,930	*
Richard W. Pascoe, Chairman of the Board(7)	5,668	*
Margaret Dalesandro, Ph.D., Director(8)	5,978	*
All current executive officers and directors as a group (six persons)(9)	593,157	3.81%
Five Percent Holders
Armistice Capital Master Fund Ltd.(10)	1,693,257	9.99%
Entities affiliated with The Lind Partners, LLC(11)	1,591,552	9.99%

*	Denotes less than one percent.
(1)	Percentage ownership is calculated based on a total of 15,256,268 shares of Common Stock issued and outstanding as of April 22, 2024.
(2)	Unless otherwise indicated, the address for each of our directors and executive officers is c/o 300 Park Avenue, 2nd Floor, New York, NY, 10022.
(3)
Represents (i) 185,143 shares of Common Stock held directly by Dr. Mehra, (ii) 75,757 shares of Common Stock issuable upon exercise of warrants that are exercisable within 60 days of April 22, 2024, and (iii) 180,789 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days of April 22, 2024.

(4)
Represents (i) 86,869 shares of Common Stock held directly by Mr. Golembiewski, and (ii) 40,559 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days of April 22, 2024.

(5)
Represents (i) 534 shares of Common Stock held directly by Mr. O’Connor, and (ii) 5,930 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days of April 22, 2024.

(6)	Comprised solely of shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days of April 22, 2024.
(7)
Represents (i) 173 shares of Common Stock held directly by Mr. Pascoe, (ii) 2 shares of Common Stock issuable upon exercise of warrants that are exercisable within 60 days of April 22, 2024, and (iii) 5,493 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days of April 22, 2024.

(8)
Represents (i) 1,167 shares of Common Stock held directly by Dr. Dalesandro, and (ii) 4,811 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days of April 22, 2024.

(9)	Comprised of shares beneficially owned by each of our directors and current executive officers.
(10)
Consists of (i) 1,583,336 shares of Common Stock issuable upon exercise of a warrant that is held by Armistice Capital LLC (“Armistice Capital”) and is currently exercisable, except to the extent such exercise is restricted by a beneficial ownership limitation of 9.99%, which such limitation restricts the holder from exercising that portion of the warrants that would result in the holder and its affiliates owning, after exercise, a number of shares of Common Stock in excess of such beneficial ownership limitation, as such percentage ownership is determined in accordance with the terms of the warrant and (ii) 109,921 shares of Common Stock issuable upon exercise of a warrant that is held by Armistice Capital Master Fund Ltd. (“Master Fund”) and is currently exercisable, except to the extent such exercise is restricted by a beneficial ownership limitation of 9.99%, which such limitation restricts the holder from exercising that portion of the warrants that would result in the holder and its affiliates owning, after exercise, a number of shares of Common Stock in excess of such beneficial ownership limitation, as such percentage ownership is determined in accordance with the terms of the warrant (the “Master Fund Beneficial Ownership Limitation”). Excludes (i) 1,276,596 shares of Common Stock issuable upon exercise of a warrant held by Master Fund which is currently exercisable, but such shares have been excluded because the exercise thereof is restricted by the Master Fund Beneficial Ownership Limitation. The securities directly held by Master Fund may be deemed to be beneficially owned by: (i) Armistice Capital, as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The securities directly held by Armistice Capital may be deemed to be beneficially owned by Steven Boyd, as the Managing Member of Armistice Capital. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(11)
Consists of (i) 910,800 shares of Common Stock held directly by Lind Global Fund II LP, (ii) 5,565 shares of Common Stock held directly by Lind Global Asset Management V, LLC (“Lind”), (iii) 70,244 shares of Common Stock issuable upon conversion of the Convertible Promissory Note in the initial principal amount of $22,000,000, issued by the Company to Lind on November 23, 2021, as amended (the “Note”), which is currently convertible by Lind at any time at the current conversion price of $180.00 per share of Common Stock (subject to adjustment as provided therein), and (iv) 604,943 shares of Common Stock issuable upon exercise of a Warrant that is held by Lind Global Fund II LP and is currently exercisable, except to the extent such exercise is restricted by a beneficial ownership limitation of 9.99%, which such limitation restricts the holder from exercising that portion of the warrants that would result in the holder and its affiliates owning, after exercise, a number of shares of Common Stock in excess of such beneficial ownership limitation, as such percentage ownership is determined in accordance with the terms of the warrant (the “Lind Beneficial Ownership Limitation”). Lind may not convert any portion of the Note to the extent such conversion would cause Lind, together with its affiliates, to beneficially own a number of shares of Common Stock which would exceed 4.99% of our then outstanding Common Stock (or 9.99% of our then outstanding Common Stock to the extent Lind, together with its affiliates, beneficially owns in excess of 4.99% of shares of our then outstanding Common Stock at the time of such conversion). Excludes (i) 671,653 shares of Common Stock issuable upon exercise of a warrant that is held by Lind Global Fund II LP and that is currently exercisable, but such shares have been excluded because the exercise thereof is restricted by the Lind Warrant Beneficial Ownership Limitation, and (ii) 946,949 shares of Common Stock issuable upon exercise of a warrant held by Lind Global Fund II LP, which is currently exercisable, but such shares have been excluded because the exercise thereof is restricted by a blocker provision which restricts the exercise of such warrant if, as a result of such exercise, the holder, together with its affiliates and any other person whose beneficial ownership of shares of Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 4.99% of the outstanding shares of Common Stock, as such percentage ownership is determined in accordance with the terms of the warrant. Lind Global Partners II LLC, the general partner of Lind Global Fund II LP, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Fund II LP. Jeff Easton, the managing member of Lind Global Partners II LLC, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Fund II LP. Jeff Easton is the Managing Member of The Lind Partners, LLC, which is the Investment Manager of Lind Global Fund II LP and Lind, and in such capacity has the right to vote and dispose of the securities held by such entities. Mr. Easton disclaims beneficial ownership over the securities listed except to the extent of his pecuniary interest therein. The address for Lind Global Fund II LP is 444 Madison Avenue, 41st Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information as of December 31, 2023 about shares of our Common Stock that may be issued upon the exercise of options or vesting of restricted stock units under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	499,338(3)	$48.30	174,888(4)
Equity compensation plans not approved by security holders(5)	12,091	$41.18	132,526
Total	511,429	$48.13	307,414

(1)	Consists of the weighted average exercise price of outstanding options as of December 31, 2023.
(2)
Consists entirely of shares of Common Stock that remain available for future issuance under the Inducement Plan, the 2020 Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated 2012 Plan as of December 31, 2023.

(3)	Consists of options outstanding as of December 31, 2023 under the Amended and Restated 2012 Plan.
(4)
The number of shares of Common Stock available for issuance under the Amended and Restated 2012 Plan will increase automatically on January 1st of each year, beginning January 1, 2020 and ending on (and including) January 1, 2029 by the lesser of (a) 4% of the number of shares of Common Stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of Common Stock set by the Board on or prior to each such January 1. On January 1, 2021 and each January 1 thereafter through January 1, 2030, the number of shares available for issuance under the ESPP shall be cumulatively increased by the lesser of (i) 1% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, and (ii) such number of shares as determined by the Board or the Compensation Committee.

(5)	Consists of the Inducement Plan and the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Our Board has determined that each of Mr. Pascoe and Drs. Lian and Dalesandro met the definitions of independence under the Nasdaq Rules and Section 10A-3 of the Exchange Act, as of April 29, 2024.  Accordingly, all of our directors, other than our Chief Executive Officer and President, Dr. Mehra, and Daniel J. O’Connor, are deemed to be independent.

Review and Approval of Transactions with Related Persons

Our Board has adopted a written policy and procedures for review, approval and monitoring of transactions involving us and “related persons” (directors, executive officers and stockholders owning 5% or greater of our outstanding Common Stock and immediate family members of any of the foregoing).  The policy covers any related person transaction that meets the minimum threshold for disclosure in our proxy statement under our policy addressing the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).  Related person transactions must be approved by the Board or by the Audit Committee consisting solely of independent directors, which will approve the transaction if they determine that it is in our best interests.  The Board or the Audit Committee will periodically monitor the transaction to ensure that there are no changes that would render it advisable for us to amend or terminate the transaction.

Transactions with Related Persons

Employment Agreements

The employment agreements we have entered into with our Named Executive Officers provide for severance benefits in specified circumstances, as well as benefits in connection with a change in control.  See the section of Part III, Item 11 of this Annual Report on Form 10-K titled “Executive Compensation – Payments upon Termination or Change in Control” for additional information about these arrangements.

Other Transactions

We have granted stock and option awards to certain of our directors and Named Executive Officers.   See the sections of Part III, Item 11 of this Annual Report on Form 10-K titled “Summary Compensation Table” and “Non-Employee Director Compensation” for more information regarding the stock and option awards granted to our directors and Named Executive Officers.

Indemnification

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our Common Stock on a periodic basis.  Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them.  The director or executive officer may amend a Rule 10b5-1 plan in some circumstances (which may be deemed a termination of such plan and the entry into a new plan) and may terminate a plan at any time.  Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP (“KPMG”), Short Hills, NJ, PCAOB ID 185, audited our financial statements for the fiscal year ended December 31, 2023.

Fees for Independent Registered Public Accounting Firm

The following is a summary of the fees billed to the Company by KPMG for professional services rendered for the fiscal years ended December 31, 2023 and 2022, respectively:

	2023	2022
Audit Fees(1)	$680,000	$570,000
Audit Related Fees	—	—
Tax Fees(2)	$28,900	$17,600
All Other Fees	—	—
Total All Fees	$708,900	$587,600

(1)
Audit fees consist of estimated fees for professional services rendered for the audit of our annual financial statements included in our Form 10-K filing and review of financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Consists of fees billed for tax compliance and consulting.

Pre-Approval Policies and Procedures

All audit and non-audit services provided by KPMG must be pre-approved by the Audit Committee.  Pre-approval may be given for a category of services, provided that (i) the category is reasonably narrow and detailed and (ii) the Audit Committee establishes a fee limit for such category.  The Audit Committee may delegate to any member of the Audit Committee the authority to grant pre-approval of permitted non-audit services to be provided by KPMG between Audit Committee meetings; provided, however, that any such pre-approval shall be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee pre-approved all audit and permitted non-audit services provided by KPMG in fiscal 2023 and 2022.

PART IV.

ITEM 15.	EXHIBITS

(a) 1. Financial Statements:
The information required by this item is included in Item 8 of Part II of the Original Form 10-K.
2. Financial Statement Schedules
The information required by this item is included in Item 8 of Part II of the Original Form 10-K.
3. Exhibits
The following exhibits are incorporated by reference or filed as part of this Amendment:

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

3.21
Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed January 10, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2024).

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

10.11^
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

10.15^
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

10.17^**
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

10.19^
Form of Securities Purchase Agreement, dated March 10, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

10.20^
Form of Amendment No. 1 to Securities Purchase Agreement, by and between Seelos Therapeutics, Inc. and each purchaser identified on the signature pages thereto, dated May 19, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2023).

10.21^
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

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019).

23.1*	Consent of KPMG, LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3‡	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4‡	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

97*	Seelos Therapeutics, Inc. Clawback Policy.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.

+
All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities Exchange Commission upon request.

†	Confidential treatment has been granted for portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission.
‡	Filed herewith.
*	Previously filed with the Original Form 10-K.
#	Management compensatory plan or arrangement
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

Seelos Therapeutics, Inc.

Date: April 29, 2024	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President and Chief Executive Officer

Date: April 29, 2024	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer