Form 10-Q
period 2024-03-31
SEELOS THERAPEUTICS, INC.
filed 2024-05-14
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2024, 17,384,638 shares of the common stock, par value $0.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$524	$2,996
Grant receivable	968	763
Prepaid expenses and other current assets	2,058	1,644
Total current assets	3,550	5,403
Operating lease right-of-use asset	62	15
Total assets	$3,612	$5,418

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,268	$16,403
Accrued expenses	4,524	2,516
Short-term portion of convertible notes payable, at fair value	13,075	14,213
Warrant liabilities, at fair value	3,787	5,781
Operating lease liability	62	15
Total current liabilities	36,716	38,928
Total liabilities	36,716	38,928

Commitments and contingencies (note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 400,000,000 and 16,000,000 shares authorized, 15,256,268 and 9,794,594 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (note 1)	15	10
Additional paid-in-capital	222,171	219,106
Accumulated deficit	(255,290)	(252,626)
Total stockholders’ equity (deficit)	(33,104)	(33,510)
Total liabilities and stockholders’ equity (deficit)	$3,612	$5,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2024 and 2023

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Grant revenue	$579	$808
Total revenue	579	808
Operating expense
Research and development	3,525	5,668
General and administrative	3,109	4,072
Total operating expense	6,634	9,740
Loss from operations	(6,055)	(8,932)
Other income (expense)
Interest income	10	67
Interest expense	(23)	(7)
Change in fair value of convertible notes	(203)	66
Loss on extinguishment of debt	(1,493)	(13)
Loss on issuance of common stock and warrants	—	(4,301)
Change in fair value of warrant liabilities	5,100	(311)
Total other income (expense)	3,391	(4,499)
Net loss and comprehensive loss	$(2,664)	$(13,431)

Total loss per share basic (note 1)	$(0.20)	$(3.58)
Total loss per share-diluted (note 1)	$(0.20)	$(3.58)

Weighted-average common shares outstanding used for basic (note 1)	13,007,556	3,751,468
Weighted-average common shares outstanding used for diluted (note 1)	13,007,556	3,751,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2024 and 2023

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2023	9,794,594	$10	$219,106	$(252,626)	$(33,510)
Stock-based compensation expense	—	—	955	—	955
Issuance of common stock for payment of convertible notes payable and interest	2,054,082	2	1,518	—	1,520
Issuance of common stock and warrants, net of issuance costs	3,404,256	3	588	—	591
Issuance of common stock, ESPP	3,336	—	4	—	4
Net income	—	—	—	(2,664)	(2,664)
Balance as of March 31, 2024	15,256,268	$15	$222,171	$(255,290)	$(33,104)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2022 (note 1)	3,572,271	$4	$204,129	$(214,744)	$(10,611)
Stock-based compensation expense	—	—	1,062	—	1,062
Issuance of common stock for prepaid services	8,334	—	190	—	190
Repurchase and retirement of common stock	(33,334)	—	—	—	—
Issuance of common stock, net of issuance costs	401,978	—	12	—	12
Issuance of common stock for payment of convertible notes payable	105,538	—	1,991	—	1,991
Issuance of common stock in at-the-market offering, net of issuance costs	2,527	—	68	—	68
Issuance of common stock, ESPP	3,056	—	61	—	61
Net loss	—	—	—	(13,431)	(13,431)
Balance as of March 31, 2023	4,060,370	$4	$207,513	$(228,175)	$(20,658)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,664)	$(13,431)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	955	1,062
Change in fair value of warrant liability	(5,100)	311
Change in fair value of convertible notes payable	203	(66)
Loss on issuance of common stock and warrants	—	4,301
Amortization of right-of-use asset	15	14
Net loss on extinguishment of debt	1,493	13
Changes in operating assets and liabilities
Grant receivable	(205)	(793)
Prepaid expenses and other current assets	(414)	(1,399)
Accounts payable	(1,135)	2,337
Accrued expenses	2,225	(1,684)
Lease liability	(15)	(13)
Licenses payable	—	(1,000)
Net cash used in operating activities	(4,642)	(10,348)

Cash flows (used in) provided by financing activities
Payment on convertible notes	(1,314)	(1,286)
Proceeds from issuance of common stock and warrants	3,480	11,226
Proceeds from issuance of common stock in at-the-market offering	—	68
Payment for repurchase of common stock	—	(1,195)
Proceeds from sales of common stock under ESPP	4	61
Net cash provided by (used in) financing activities	2,170	8,874
Net decrease in cash	(2,472)	(1,474)
Cash, beginning of period	2,996	15,533
Cash, end of period	$524	$14,059

Supplemental disclosure of cash flow information:
Cash paid for interest	$180	$114
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Fair value of warrants issued	$3,106	$15,515
Right-of-use asset obtained in exchange for operating lease liabilities	$62	$—
Deferred offering costs, accrued but not paid	$217	$—
Issuance of common stock for pincipal payments on convertible notes	$1,374	$1,833
Issuance of common stock for interest payments on convertible notes	$146	$157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Description of Business

Seelos Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders. The Company’s lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder (“ASIB in MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”) and Spinocerebellar Ataxia (“SCA”). SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, SLS-006 and SLS-007 for the potential treatment of Parkinson’s Disease (“PD”). On March 29, 2023, the Company announced that it plans to focus the majority of its resources on the Phase II study of SLS-002 for ASIB in MDD and the fully enrolled Phase II/III study of SLS-005 in ALS. The Company further announced that it has temporarily paused additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. The Company also announced that it is pausing all non-essential preclinical work. Further, on April 29, 2024, the Company announced a strategic focus on mental health initiatives related to, among other things, its ketamine expertise with SLS-002 in suicidality. Additionally, on April 30, 2024, the Company announced a reduction in its workforce that affected approximately 33% of its current employees (the “RIF”), along with a reduction in working hours and related compensation for all of its remaining employees.

Reverse Stock Split

On November 27, 2023, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) effect a 1-for-30 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, effective at 12:01 a.m. Eastern Time, on November 28, 2023, and (ii) decrease the number of total authorized shares of the Company’s common stock from 480,000,000 shares to 16,000,000 shares. The Company’s common stock begin trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market at the opening of the market on November 28, 2023. Unless specifically provided otherwise herein, the share and per share information in this Quarterly Report on Form 10-Q gives effect to the Reverse Stock Split.

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

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024, the Company had $0.5 million in cash and an accumulated deficit of $255.3 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock and warrants (see Note 6) and exercises of warrants (see Note 10).

On January 26, 2024, the Company entered into a securities purchase agreement (the “January 2024 Securities Purchase Agreement”) with certain institutional investors (the “January Investors”), pursuant to which, on January 30, 2024, the Company issued and sold 3,404,256 shares (the “January Shares”) of common stock in a registered direct offering (the “January 2024 RDO”). In a concurrent private placement (the “January 2024 Private Placement” and together with the January 2024 RDO, the “January 2024 Offering”), the Company also agreed to issue and sell to the January Investors unregistered common warrants to purchase up to 3,404,256 shares of common stock (the “January 2024 Common Warrants”). The combined purchase price for one January Share and accompanying January 2024 Common Warrant to purchase one share for each share of common stock purchased was $1.175. The January 2024 Common Warrants have an exercise price of $1.05 per share of common stock, are exercisable immediately upon issuance and expire five years following the initial date of exercise. The exercise price and number of shares of common stock issuable upon the exercise of the January 2024 Common Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the January 2024 Common Warrants. If at any time after the six month anniversary of the date of issuance, a registration statement covering the issuance of the shares of common stock issuable upon exercise of the January 2024 Common Warrants is not available for the issuance, then the holders may exercise the January 2024 Common Warrants by means of a “cashless exercise.”

On April 30, 2024, the Company received written notice (the “Bid Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until October 28, 2024, to regain compliance. The Bid Notice states that the Nasdaq staff will provide written confirmation that the Company has achieved compliance with Rule 5550(a)(2) if at any time before October 28, 2024, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

If the Company does not regain compliance with Rule 5550(a)(2) by October 28, 2024, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities will be subject to delisting.

On November 2, 2023, the Company received written notice (the “Initial Notice”) from Nasdaq indicating that, for the last thirty-two consecutive business days, the market value of the Company’s listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (“Rule 5550(b)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was provided a period of 180 calendar days, or until April 30, 2024, to regain compliance. The Initial Notice stated that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(b)(2) if at any time before April 30, 2024, the market value of the Company’s common stock closes at $35 million or more for a minimum of ten consecutive business days.

On May 1, 2024, the Company received written notice (the “Delist Notice” and, together with the Bid Notice and Initial Notice, the “Notices”) from Nasdaq indicating that, based upon the Company’s continued non-compliance with Rule 5550(b)(2), the Nasdaq staff has determined to delist the Company’s common stock from the Nasdaq Capital market effective May 10, 2024 unless the Company timely requests an appeal of this determination before the Nasdaq Hearings Panel (the “Panel”) by May 8, 2024. The Company timely requested a hearing before the Panel, which had the effect of staying the suspension of the Company’s common stock pending the Panel’s final written decision. During the pendency of any requested hearing before the Panel, the Company’s common stock will remain listed and trading on Nasdaq.

The Company is diligently working to evidence compliance with all applicable requirements for continued listing on the Nasdaq Capital Market and expects to submit a plan to that effect to the Panel as part of the hearing process; however, there can be no assurance the Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

Pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-276119) filed with the SEC on December 18, 2023 and declared effective on December 27, 2023 (the “Registration Statement”), the Company may offer from time to time any combination of debt securities, common and preferred stock, warrants, units and rights. As of March 31, 2024, the Company had $246.0 million available under the Registration Statement. The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the date of filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans (including the ongoing clinical programs for SLS-002, SLS-005 and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of March 31, 2024 are not sufficient to satisfy its operating cash needs for at least one year and that there is substantial doubt of its ability to continue as a going concern within one year beyond the date of filing of this Quarterly Report on Form 10-Q.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the SEC on March 6, 2024. The accompanying financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements, but it does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Grant Revenue

Revenue from grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded as grant receivable, in the Consolidated Balance Sheet.

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

The following potentially dilutive securities outstanding for the three months ended March 31, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Outstanding stock options	789	511
Outstanding warrants	8,667	975
Convertible debt	72	97
	9,528	1,582

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three months ended March 31, 2024.

The Company’s financial assets and liabilities measured at fair value at March 31, 2024 and December 31, 2023 are as follows (in thousands):

	Fair Value Measurements
	as of March 31, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$524	$—	$—	$524
Liabilities:
Convertible notes payable, at fair value	$—	$—	$13,075	$13,075
Warrant liabilities, at fair value	—	—	3,787	3,787
	$—	$—	$16,862	$16,862

	Fair Value Measurements
	as of December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$2,996	$—	$—	$2,996
Liabilities:
Convertible notes payable, at fair value	$—	$—	$14,213	$14,213
Warrant liabilities, at fair value	—	—	5,781	5,781
	$—	$—	$19,994	$19,994

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

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Risk-free interest rate	5.28%	4.89%
Volatility	125%	125%
Dividend yield	—%	—%
Contractual term (years)	0.7	0.9
Stock price	$0.59	$1.39

Warrant Liabilities

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model.

The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.23% - 4.26%	3.85% - 5.60%
Volatility	125% - 129%	123% - 127%
Dividend yield	—%	—%
Expected term (years)	4.46 - 4.83	0.07 - 4.91
Weighted-average fair value	$0.44	$1.10

The following table is a reconciliation for the common stock warrant liabilities and convertible notes measured at fair value using Level 3 unobservable inputs (in thousands):

		Convertible notes,
	Warrant liabilities	at fair value
Balance as of December 31, 2022	$132	$20,049
Principal payment of convertible notes, at fair value	—	(11,695)
Interest payment of convertible notes, at fair value	—	(1,085)
Issuance of convertible note	—	4,882
Loss on extinguishment of debt	—	13
Change in fair value measurement of convertible notes	—	2,049
Fair value of warrants issued	25,644	—
Warrant exercised	(2,000)	—
Change in fair value measurement of warrant liability	(17,995)	—
Balance as of December 31, 2023	$5,781	$14,213
Principal payment of convertible notes, at fair value	—	(2,549)
Interest payment of convertible notes, at fair value	—	(285)
Loss on extinguishment of debt	—	1,493
Change in fair value measurement of convertible notes	—	203
Fair value of warrants issued	3,106	—
Change in fair value measurement of warrant liability	(5,100)	—
Balance as of March 31, 2024	$3,787	$13,075

For the three months ended March 31, 2024, and the year ended December 31, 2023, the changes in fair value of the convertible notes and warrant liability primarily resulted from the volatility of the Company’s common stock and the change in risk-free interest rates.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid insurance	$626	$51
Prepaid clinical costs	1,317	1,516
Other	115	77
Prepaid expenses and other current assets	$2,058	$1,644

6.Common Stock Offerings

March 2023 Registered Direct Offering

On March 10, 2023, the Company entered into a Securities Purchase Agreement (the “March 2023 Securities Purchase Agreement”), with a life-sciences focused investment fund (the “March Investor”), pursuant to which the Company issued and sold an aggregate of 401,977 shares of common stock, pre-funded warrants exercisable for an aggregate of 311,357 shares of common stock (the “March 2023 Pre-Funded Warrants”) and accompanying common stock warrants exercisable for an aggregate of 891,667 shares of common stock (“March 2023 Common Warrants” and together with the March 2023 Pre-Funded Warrants, the “March 2023 Warrants”) in a registered direct offering (the “March 2023 RDO”), resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses. The securities were offered by the Company pursuant to the Company’s previous shelf registration statement on Form S-3 (File No. 333-251356) filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2020, as amended by Amendment No. 1 thereto filed with the SEC on December 22, 2020 and declared effective on December 23, 2020 (as amended, the “Prior Registration Statement”).

The March 2023 Pre-Funded Warrants were exercisable immediately upon issuance and had an exercise price of $0.03 per share of common stock. During the quarter ended September 30, 2023, all of the Pre-Funded Warrants were exercised in full on a cashless basis, and no March 2023 Pre-Funded Warrants remain outstanding. The March 2023 Common Warrants have an exercise price of $18.00 per share of common stock, became exercisable on September 11, 2023, and will expire on September 14, 2028.

The combined purchase price for one share and one accompanying March 2023 Common Warrant to purchase 1.25 shares of common stock in the March 2023 RDO was $15.75 and the combined purchase price for one March 2023 Pre-Funded Warrant and one accompanying March 2023 Common Warrant to purchase 1.25 shares of common stock in the March 2023 RDO was $15.72. The closing of the March 2023 RDO occurred on March 14, 2023.

On May 19, 2023, the Company entered into Amendment No. 1 to the March 2023 Securities Purchase Agreement (the “2023 Purchase Agreement Amendment”) pursuant to which the March Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the 2023 Securities Purchase Agreement to permit the Company to make the May Through September Payments (as defined below) in a combination of cash and shares of common stock as contemplated in Amendment No. 3 (as defined below). In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, the Company issued to the March Investor warrants to purchase up to an aggregate of 133,334 shares of common stock (the “May 2023 Warrants”). The exercise price of the May 2023 Warrants is $31.80 per share, subject to adjustment as provided therein, and the May 2023 Warrants became exercisable on November 19, 2023 and will expire on November 20, 2028. The fair value of the May 2023 Warrants upon issuance was $3.2 million and such amount is included within loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive loss.

September 2023 Registered Direct Offering

On September 21, 2023, The Company entered into a Securities Purchase Agreement (the “September 2023 Securities Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “September Investors”), pursuant to which the Company agreed to issue and sell 500,000 shares (the “September 2023 Shares”) of its common stock and accompanying common stock warrants to purchase up to 333,667 shares of common stock (the “September 2023 Warrants”) in a registered direct offering (the “September 2023 RDO”). The September 2023 Shares and the September 2023 Warrants were offered by the Company pursuant to its Prior Registration Statement.

The exercise price of the September 2023 Warrants was $9.75 per share, subject to adjustment as provided therein, and the September 2023 Warrants were immediately exercisable upon issuance and expire on the date that is five years following the original issuance date. In addition, the September 2023 Warrants contained an alternative “cashless exercise” provision whereby a September 2023 Warrant could be exchanged cashlessly for shares of common stock at the rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. The fair value of the September 2023 Warrants upon issuance was $1.9 million and such amount was included within warrant liabilities, at fair value on the condensed consolidated balance sheets. On September 26, 2023 and September 27, 2023, the holders of the September 2023 Warrants elected to cashlessly exchange their September 2023 Warrants in full for an aggregate issuance of 74,075 and 259,260 shares of common stock, respectively, and, thereafter, no September 2023 Warrants remain outstanding. As a result of the exercise of the September 2023 Warrants the Company recognized a $0.1 million expense within change in fair value of warrant liabilities on the condensed consolidated statement of operations and comprehensive loss.

December 2023 Underwritten Public Offering

On November 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group, LLC, a division of American Capital Partners, LLC (“Titan”), pursuant to which, on December 1, 2023, the Company sold, in an underwritten public offering (the “December 2023 Offering”) (i) 1,781,934 shares of its common stock, (ii) pre-funded warrants to purchase 2,422,612 shares of common stock (the “December 2023 Pre-Funded Warrants”) and (iii) accompanying warrants to purchase up to 4,204,546 shares of common stock (the “December 2023 Common Warrants” and, together with the December 2023 Pre-Funded Warrants, the “December 2023 Warrants”). The combined public offering price for each share of common stock and accompanying December 2023 Common Warrant to purchase one share of common stock was $1.32 and the combined public offering price for each share of common stock subject to a December 2023 Pre-Funded Warrant and accompanying December 2023 Common Warrant to purchase one share of common stock was $1.319. The net proceeds to the Company were approximately $5 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us. The December 2023 Pre-Funded Warrants were exercised in full during the year ended December 31, 2023.

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

January 2024 Registered Direct Offering

On January 26, 2024, the Company entered into a securities purchase agreement (the “January 2024 Securities Purchase Agreement”) with certain institutional investors identified on the signature pages thereto (the “January Purchasers”), pursuant to which, on January 30, 2024, the Company issued and sold 3,404,256 shares (the “January 2024 Shares”) of its common stock in a registered direct offering (the “January 2024 RDO”). In a concurrent private placement (the “January 2024 Private Placement” and together with the January 2024 RDO, the “January 2024 Offering”), the Company also agreed to issue and sell to the January Purchasers unregistered common warrants to purchase up to 3,404,256 shares of Common Stock (the “January 2024 Common Warrants”). The combined purchase price for one January 2024 Share and accompanying January 2024 Common Warrant to purchase one share for each share of common stock purchased was $1.175.

The January 2024 Common Warrants have an exercise price of $1.05 per share of common stock, are exercisable immediately upon issuance and expire five years following the initial date of exercise. The exercise price and number of shares of common stock issuable upon the exercise of the January 2024 Common Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the January 2024 Common Warrants. If at any time after the six-month anniversary of the date of issuance, a registration statement covering the issuance of the shares of common stock issuable upon exercise of the January 2024 Common Warrants is not available for the issuance, then the holders may exercise the Common Warrants by means of a “cashless exercise.” The fair value of the January 2024 Common Warrants upon issuance was $3.1 million and such amount was included within warrant liabilities, at fair value on the condensed consolidated balance sheets.

The January 2024 Common Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

On January 26, 2024, the Company also entered into a placement agent agreement (the “Placement Agent Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”), pursuant to which the Placement Agent acted as placement agent for the January 2024 Offering and the Company agreed to pay the Placement Agent a fee equal to 7% of the aggregate gross proceeds received by the Company from the sale of the securities in the January 2024 Offering. The Placement Agent Agreement includes indemnity and other customary provisions for transactions of this nature. The Company also agreed to reimburse the Placement Agent for up to $50,000 for the Placement Agent’s legal fees and expenses and non-accountable expenses in an amount not to exceed $15,000.

7.	License Agreements

Specific information pertaining to each of the Company’s significant license agreements is discussed in its audited financial statements included in the Annual Reports on Form 10-K for the years ended December 31, 2023 and 2022, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. There have been no updates during the three months ended March 31, 2024, to the Company’s significant license agreements.

8.	Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Professional fees	$345	$250
Personnel related	381	56
Outside research and development services	3,245	2,152
Insurance	482	—
Other	71	58
Accrued expenses, net	$4,524	$2,516

9.	Debt

Convertible Notes

November 2021 and December 2021 Convertible Notes and Private Placement

On November 23, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Lind Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind”) pursuant to which, among other things, on November 23, 2021 (the “Closing Date”), the Company issued and sold to Lind, in a private placement transaction (the “November 2021 Private Placement”), in exchange for the payment by Lind of $20.0 million, (i) a convertible promissory note (the “2021 Note”) in an aggregate principal amount of $22.0 million (the “Principal Amount”), which bore no interest until the first anniversary of the issuance of the 2021 Note and thereafter bore interest at a rate of 5% per annum until October 1, 2023 when the 2021 Note began to bear interest at an annual rate of 12% per annum, and is set to mature on November 23, 2024 (the “Maturity Date”), and (ii) 17,826 shares of Company common stock.

Commencing August 23, 2022, and from time to time and before the Maturity Date, Lind has the option to convert any portion of the then-outstanding Principal Amount of the 2021 Note into shares of Common Stock at a price per share of $180.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). Commencing August 23, 2022, the Company has the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time prior to the Maturity Date), up to the full remaining Principal Amount of the 2021 Note with no penalty; however, if the Company exercises such prepayment right, Lind will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that the Company elects to prepay at the Conversion Price. However, pursuant to the 2023 Purchase Agreement Amendment, the Company agreed that, until September 21, 2023, except for the May Through September Payments (as defined below) made by the Company to Lind under the 2021 Note, all other payments under the 2021 Note would be made in cash.

Subject to certain exceptions, the Company will be required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2021 Notes, unless waived by Lind in advance.

Beginning on November 23, 2022, the 2021 Note amortizes in twenty-four monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2021 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments shall be payable, at the Company’s sole option, in cash, shares of Common Stock or a combination of both. In addition, commencing on the last business day of the first month following November 23, 2022, the Company will pay, on a monthly basis, all interest that has accrued and remains unpaid on the then-outstanding Principal Amount of the 2021 Note. Effective May 1, 2024, any portion of an amortization payment or interest payment that is paid in shares of Common Stock shall be priced at 85% of the average of the five lowest daily volume weighted average prices of the Common Stock during the 20 trading days prior to the date of issuance of the shares. If, after the first amortization payment, the Company elects to make any amortization payments in cash, the Company shall pay a 5% premium on each cash payment. However, pursuant to the 2023 Purchase Agreement Amendment, the Company agreed that, until September 21, 2023, except for the May Through September Payments made by the Company to Lind under the 2021 Note, all other payments under the 2021 Note would be made in cash. In conjunction with the 2021 Lind Securities Purchase Agreement and the 2021 Note, on the Closing Date, the Company and Lind entered into a security agreement, which provides Lind with a first priority lien on the Company’s assets and properties. During the three months ended March 31, 2024, the Company issued 2,054,083 shares to Lind to satisfy interest and principal payments due under the 2021 Note.

On May 19, 2023, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the 2021 Note, pursuant to which the Company and Lind agreed, among other things, that: (A) effective as of May 19, 2023, the outstanding Principal Amount was increased by $1,250,000 to $17,750,000 and the fair value of $1.3 million is included within loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive loss; (B) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to September 15, 2023, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions (the “Minimum Cash Condition”); (C) effective as of September 15, 2023, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of common stock at the lower of (x) the then-current conversion price (which is currently $180.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of the common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion; (D) all payments of accrued interest and monthly payments of the outstanding principal amount payable by the Company for the months of May, June, July, August and September 2023 (collectively, the “May Through September Payments”) were to be paid by the Company to Lind in a combination of cash and shares of common stock (with such combination determined at the Company’s option), and the number of shares to be issued calculated as previously provided in the 2021 Note (determined by dividing the principal amount plus interest (if any) being paid in shares by 90% of the average of the five lowest daily volume weighted average price of common stock during the 20 trading days prior to each respective payment date); provided that no less than $600,000 of the monthly principal payments for the months of May, June, July, August and September 2023 was to be paid in cash, with the remainder paid in shares of common stock. As consideration for entering into Amendment No. 3, on May 19, 2023, the Company issued to Lind 33,334 shares of restricted common stock. Amendment No. 3 represents a modification accounted for as an extinguishment of the debt resulting in a remeasurement event of the 2021 Note in accordance with ASC 825-10. As a result of the modification, the Company recognized a loss on extinguishment of the debt, recorded as a component of the change in fair value of convertible notes on the condensed consolidated statements of operations and comprehensive income. The Company will continue to account for the 2021 Note using the fair value election. The fair value of these shares of restricted common stock upon issuance was $1.0 million and such amount is included in loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive loss.

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

On September 21, 2023, and concurrently with the execution of the September 2023 Securities Purchase Agreement, the Company entered into a letter agreement with Lind related to the 2021 Note (the “Letter Agreement”), pursuant to which the Company and Lind agreed that, in lieu of, and in full satisfaction of, both the monthly payment that would otherwise have been due under the 2021 Note on September 23, 2023 and the interest payment that would otherwise have been due on September 29, 2023, (i) the Company would, by no later than September 29, 2023, pay to Lind cash in an aggregate amount equal to $686,564 and (ii) Lind would have the right, at any time and from time to time, between the closing date of the September 2023 RDO and the date that is 45 days after such closing date, to convert the remaining amount of the monthly payment that would have otherwise been due on September 24, 2023 in the aggregate amount of up to $400,000 into shares of common stock at the lower of (a) the then-current Conversion Price (which is currently $180.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (b) 85% of the average of the five (5) lowest daily volume-weighted average price during the twenty (20) trading days prior to the delivery by Lind of the applicable conversion notice (the “Subsequent Conversion Right”). Pursuant to the Letter Agreement, Lind further agreed that (a) the payment date for the monthly payment under the 2021 Note that would otherwise have been due on October 23, 2023, and (b) the interest payment date for the interest payment under the 2021 Note that would otherwise have been due on October 31, 2023, was November 9, 2023.

On September 30, 2023, the Company and Lind entered into an Amendment No. 4 to the 2021 Note and Amendment to Letter Agreement (the “Amendment”), pursuant to which the Company and Lind agreed, among other things, that: (A) effective as of September 30, 2023, the outstanding principal amount of the 2021 Note was increased by $3.6 million to $16.8 million ; (B) commencing October 1, 2023, the 2021 Note will bear interest at an annual rate of 12% per annum; (C) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to March 28, 2024, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (D) subject to certain exceptions, if the Company issues securities for cash consideration, the Company will be required utilize 25% of the net cash proceeds to repay the 2021 Note unless Lind elects not to be repaid; (E) Lind will, through March 28, 2024, forebear from exercising any right to assert or claim a Material Adverse Effect (as defined in the 2021 Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to September 30, 2023; (F) the Company shall use its reasonable best efforts to seek, at a special or annual meeting of the stockholders of the Company to be scheduled to be held no later than January 16, 2024, the stockholder approval as contemplated by Nasdaq Listing Rule 5635(d) with respect to the approval of the issuance of shares of Common Stock in excess of the limitation on the number of shares issuable under the 2021 Note as set forth in the 2021 Note and 2021 Lind Securities Purchase Agreement; and (G) subject to certain exceptions, as long as the 2021 Note remains outstanding, Lind will have the right to participate in any equity or debt financing by the Company in an amount equal to the lesser of 50% of the securities to be offered and $5,000,000 of the securities to be offered in such financing. The Amendment provides that the number of shares issuable pursuant to the Subsequent Conversion Right was limited to an aggregate of 62,570 shares of Common Stock. As a result of the modification, the Company recognized a loss on extinguishment of the debt, recorded as a component of the change in fair value of convertible notes on the condensed consolidated statements of operations. The Company will continue to account for the 2021 Note using the fair value election. The Company issued 62,570 shares of its common stock in connection with Lind’s exercise of the Subsequent Conversion Right on October 5, 2023.

On March 27, 2024, the Company and Lind entered into an Amendment No. 5 to the 2021 Note, pursuant to which the Company and Lind agreed, among other things, that: (A) effective as of March 27, 2024, the outstanding principal amount of the 2021 Note was increased by $1.5 million to $12.9 million (the “March 2024 Principal Increase Amount”); (B) is the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to April 29, 2024, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (C) the Company will not issue any shares in connection with the repayment or conversion of any portion of the March 2024 Principal Increase Amount unless the Company obtains stockholder approval as contemplated by Nasdaq Listing Rule 5635(d) (the “New Requisite Stockholder Approval”) and if the Company is not able to issue shares upon repayment or conversion of any portion of the March 2024 Principal Increase Amount, then any portion of the March 2024 Principal Increase Amount that cannot be converted shall remain outstanding until repaid in cash; (D) Lind will, through April 29, 2024, forebear from exercising any right to assert or claim that a Material Adverse Effect (as defined in the Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to September 30, 2023; and (E) the Company shall use its reasonable best efforts to seek, at a special or annual meeting of the stockholders of the Company to be scheduled to be held no later than July 31, 2024, the New Requisite Stockholder Approval.

During the three months ended March 31, 2024 and 2023, the Company recognized a $203,000 loss and a $66,000 gain on change in fair value of convertible notes, respectively, on changes in fair value of convertible notes. During the three months ended March 31, 2024 and 2023, the Company recognized losses of $1.5 million and $13,000, respectively, on loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss.

During the three months ended March 31, 2024, the Company made principal payments of $2.5 million (consisting of $1.4 million of common stock and $1.1 million of cash) and interest payments of $0.3 million (consisting of $0.1 million of common stock and $0.2 million of cash) on the 2021 Note. As of March 31, 2024, the Company recognized a total convertible note liability of $13.1 million.

The 2021 Note contains certain restrictive covenants and event of default provisions, including a covenant requiring the Company to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash and cash equivalents commencing on May 31, 2024. As of May 8, 2024, the outstanding principal amount of the 2021 Note was $12.6 million. If the Company is not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the 2021 Note, Lind could declare the 2021 Note immediately due and payable, which would require the Company to pay 120% of the outstanding principal amount of the 2021 Note and would have a material adverse effect on its liquidity, financial condition, operating results, business and prospects, and could cause the price of the Company’s common stock to decline. In addition, since the borrowings under the 2021 Note are secured by a first priority lien on the Company’s assets, Lind would be able to foreclose on the Company’s assets if it does not cure any default or pay any amounts due and payable under the 2021 Note. In addition, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of the Company’s common stock at the lower of (x) the then-current conversion price (which is currently $180.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of the Company’s common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

The outstanding 2021 Note will mature on November 23, 2024.

10.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of March 31, 2024 or December 31, 2023.

Common Stock

The Company has authorized 400,000,000 and 16,000,000 shares of common stock as of March 31, 2024 and December 31, 2023, respectively. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

January 2024 Common Warrants

On January 26, 2024, the Company entered into the January 2024 Securities Purchase Agreement pursuant to which the Company issued and sold an aggregate of 3,404,256 shares of common stock in the January 2024 RDO and, in the concurrent January 2024 Private Placement, the Company also issued and sold the January 2024 Common Warrants exercisable for an aggregate of 3,404,256 shares of common stock. The January 2024 Common Warrants have an exercise price per share equal to $1.05. The January 2024 Common Warrants were exercisable immediately and will expire on January 26, 2029. As of March 31, 2024, January 2024 Common Warrants to purchase 3,404,256 million shares of common stock remain outstanding at an exercise price of $1.05 per share.

December 2023 Warrants

On November 28, 2023, the Company entered into the Underwriting Agreement pursuant to which the Company issued and sold an aggregate of 1,781,934 shares of common stock, the December 2023 Pre-Funded Warrants exercisable for an aggregate of 2,422,612 shares of its common stock and the accompanying December 2023 Common Warrants exercisable for an aggregate of 4,204,546 shares of common stock in the December 2023 Offering. The December 2023 Pre-Funded Warrants were exercisable immediately upon issuance and had an exercise price per share equal to $0.001. The December 2023 Common Warrants have an exercise price per share equal to $1.32. The December 2023 Common Warrants were exercisable immediately and will expire on December 1, 2028. As of March 31, 2024, the December 2023 Pre-Funded Warrants had been exercised in full, and December 2023 Common Warrants to purchase 4,204,546 million shares of common stock remain outstanding at an exercise price of $1.32 per share.

May 2023 Warrants

On May 19, 2023, the Company entered into the 2023 Purchase Agreement Amendment, pursuant to which the March Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the March 2023 Securities Purchase Agreement to permit the Company to make the May Through September Payments in a combination of cash and shares of common stock as contemplated in Amendment No. 3.In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, the Company issued to the March Investor the May 2023 Warrants exercisable for an aggregate of 133,334 shares of common stock. The exercise price of the May 2023 Warrants is $31.80 per share, subject to adjustment as provided therein, and the May 2023 Warrants became exercisable beginning on November 19, 2023 and will expire on November 20, 2028.

As of March 31, 2024, May 2023 Warrants to purchase 133,334 shares of common stock remain outstanding at an exercise price of $31.80 per share.

March 2023 Warrants

On March 10, 2023, the Company entered into the March 2023 Securities Purchase Agreement, pursuant to which the Company issued and sold an aggregate of 401,977 shares of common stock, the March 2023 Pre-Funded Warrants exercisable for an aggregate of 311,357 shares of its common stock and the accompanying March 2023 Common Warrants exercisable for an aggregate of 891,667 shares of common stock in the March 2023 RDO. The March 2023 Pre-Funded Warrants were exercisable immediately upon issuance and had an exercise price per share equal to $0.03. The March 2023 Common Warrants have an exercise price per share equal to $18.00. The March 2023 Common Warrants became exercisable beginning on September 11, 2023 and will expire on September 14, 2028.

As of March 31, 2024, no March 2023 Pre-Funded Warrants remain outstanding and March 2023 Common Warrants to purchase 891,667 shares of common stock remain outstanding at an exercise price of $18.00 per share.

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

During the three months ended March 31, 2024, no September 2020 Warrants were exercised. As of March 31, 2024, September 2020 Warrants to purchase 33,625 shares of common stock remain outstanding at an exercise price of $25.20 per share.

A summary of warrant activity during the three months ended March 31, 2024 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2023	5,280	$5.57	4.8
Issued	3,404	$1.05
Exercised	—	$—
Cancelled	(17)	$130.00
Outstanding as of March 31, 2024	8,667	$5.57	4.7
Exercisable as of March 31, 2024	8,667	$3.55	4.7

The January 2024 Common Warrants, the December 2023 Warrants, the September 2023 Warrants, the May 2023 Warrants, the March 2023 Common Warrants, and the March 2023 Pre-Funded Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised, and the gain or loss recognized in earnings during the period.

11.	Stock-based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. The 2012 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2012 Plan on January 1st of each year commencing on January 1, 2020 and ending on (and including) January 1, 2029. The number of shares added each year will be equal to the lesser of (a) 4% of the number of shares of common stock issued and outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by the Company’s board of directors on or prior to each such January 1. On January 1, 2024, in accordance with the foregoing, an aggregate of 106,206 shares of common stock were added to shares authorized for issuance under the 2012 Plan. As of March 31, 2024, an aggregate of 792,523 shares of common stock were authorized under the 2012 Plan, of which 18 shares of common stock were available for future grants. No further awards may be issued under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan.

On May 15, 2020, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. On January 1, 2024, the Company added 106,206 shares for purchase by employees under the ESPP. During the three months ended March 31, 2024, the Company sold 3,336 shares of common stock under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $15,000 for the three months ended March 31, 2024.

On July 28, 2019, the Compensation Committee adopted the Seelos Therapeutics, Inc. 2019 Inducement Plan (the “2019 Inducement Plan”), which became effective on August 12, 2019. The 2019 Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance units and cash awards, solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the 2019 Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the 2019 Inducement Plan is 33,334 shares of the Company’s common stock of which 21,756 shares of the Company’s common stock are available for future issuance as of March 31, 2024. The 2019 Inducement Plan is administered by the Compensation Committee and expires on August 12, 2029.

Stock options

During the three months ended March 31, 2024, the Company granted 53,083 incentive stock options and 99,290 non-qualified stock options to employees with a weighted average exercise price per share of $1.41 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the three months ended March 31, 2024, the Company granted 267 incentive stock options and 121,772 non-qualified stock options to employees with a weighted average exercise price per share of $1.41 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to performance-based vesting requirements. The stock options granted to employees will vest 100% solely in the event that the Company raises at least $15.0 million in gross proceeds in equity and/or debt financing (individually or collectively) in 2024.

During the three months ended March 31, 2024, the Company also granted 6,664 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.33 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the three months ended March 31, 2024, no stock options were exercised, and 2,606 options were forfeited. During the three months ended March 31, 2023, no stock options were exercised, and 49,667 options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Risk-free interest rate	3.9%-4.0%	3.6%-3.9%
Volatility	114%	117%-119%
Dividend yield	—%	—%
Expected term (years)	5-6	5-6
Weighted-average fair value	$1.41	$20.94

A summary of stock option activity during the three months ended March 31, 2024 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2023	511	$48.13
Granted	281	1.41
Exercised	—	—
Forfeited	(3)	42.18
Expired	—	—
Outstanding as of March 31, 2024	789	$31.53	8.3	$—
Vested and expected to vest as of March 31, 2024	789	$31.53	8.3	$—
Exercisable as of March 31, 2024	328	$54.28	6.9	$—

As of March 31, 2024, unrecognized stock-option compensation expense of $5.7 million is expected to be realized over a weighted-average period of 2.07 years.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$274	$235
General and administrative	681	827
	$955	$1,062

12.	Commitments and Contingencies

Leases

In October 2022, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, which ended in March 2024. In March 2024, the Company entered into a new twelve-month office space rental agreement for its existing space, which provides for a base rent starting at approximately $6,000 per month.

Under the new office space rental agreement in March 2024, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of approximately $62,000. As of March 31, 2024, the weighted-average remaining lease term of the operating lease was 12 months, and the weighted-average discount rate was 8.0%.

As of March 31, 2024, future minimum lease payments for the Company’s operating lease with a non-cancelable term is as follows (in thousands):

Operating
Leases
Year Ended December 31, 2024	$48
Year Ended December 31, 2025	$16
Total	64
Less present value discount	(2)
Operating lease liabilities	$62

For each of the three months ended March 31, 2024 and 2023, rent expense totaled $15,000.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

On March 22, 2024, Empery Asset Master Ltd. And other related entities commenced an action against the Company in the Supreme Court of the State of New York, County of New York, entitled Empery Asset Master Ltd., et al. v. Seelos Therapeutics, Inc. (case No. 651525/2024), asserting a claim of fraudulent inducement. The complaint alleges that the Company made material misrepresentations to the plaintiffs regarding the Phase II study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD. The Company intends to vigorously defend itself against the claims asserted against it. However, there can be no assurances that the Company will prevail in any adverse determination against the Company in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on the Company’s business, financial condition, and results of operations

On January 30, 2024, Altasciences Clinical Los Angeles, Inc. and Altasciences Professional Los Angeles, P.C. (together “AltaSciences”) filed a complaint in the Superior Court for the State of Delaware (C.A. No. N24C-01-242 FJJ) alleging breach of contract and unjust enrichment in connection with unpaid invoices. The Company was not aware of the suit (due to a delay in notice) until after AltaSciences had already moved for entry of a default. Upon notice, the Company engaged Delaware counsel, who have been in discussions with counsel for AltaSciences concerning an agreement for payment of the non-disputed invoices. No default judgment order has been entered. The Company has made the first payment which was due on May 1, 2024.

13.Subsequent Events

Announcement of Strategic Focus on Mental Health and Appointment of Richard Pascoe as Chairman of the Board

On April 29, 2024, the Company announced its strategic focus on mental health initiatives and that Richard Pascoe has been appointed as the Chairman of the Board of Directors of the Company to lead the ongoing strategic process and business development discussions and negotiations. Mr. Pascoe has served as member of the Company’s Board of Directors since 2019.

Amendment No. 6 to 2021 Note

Effective May 1, 2024, the Company and Lind entered into an Amendment No. 6 to Convertible Promissory Note (“Amendment No. 6”), which amended the 2021 Note. Pursuant to Amendment No. 6, the Company and Lind agreed, among other things, that: (A) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to May 31, 2024, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (B) that all payments of accrued interest and monthly payments of the outstanding principal amount payable by the Company under the 2021 Note in shares of common stock shall be reduced from ninety percent (90%) to eighty-five percent (85%) of the average of the five lowest daily volume weighted average price of common stock during the 20 trading days prior to each respective payment date; (C) Lind will, through May 31, 2024, forebear from exercising any right to assert or claim that a Material Adverse Effect (as defined in the 2021 Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to May 1, 2024.

Reduction in Force

On April 30, 2024, the Company announced a reduction in its workforce that affected approximately 33% of its current employees (the “RIF”), along with a reduction in working hours and related compensation for all of its remaining employees. This decision relates to the Company’s recent announcement of its strategic focus on its mental health initiatives and serves to reduce ongoing operating expenses not related to such initiatives and extend the Company’s cash runway. Total annualized cost savings from the RIF are estimated at approximately $0.8 million and total annualized cost savings from the reduction in working hours are estimated at approximately $1.6 million. The RIF was substantially completed on April 30, 2024.

The Company expects to recognize approximately $50,000 in total charges for related benefits for employees whose employment was terminated pursuant to the RIF. These are one-time termination benefits and are cash charges. The estimates of costs and expenses that the Company expects to incur in connection with the RIF are subject to a number of assumptions and actual results may differ materially from those estimates. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the RIF.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10- K for the year ended December 31, 2023 as filed with the United States Securities and Exchange Commission (“SEC”) on March 6, 2024 (the “Form 10-K”). This report and the Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

Recent Developments

Top Line Data of the Phase 2/3 HEALEY ALS Platform trial with SLS-005

On March 19, 2024, we provided an update on top line data of the Phase 2/3 HEALEY ALS Platform trial. The study was designed to evaluate SLS-005 (IV trehalose), a low molecular weight disaccharide that stabilizes misfolded proteins and activates autophagy, in decreasing the slope of the ALS Functional Rating Scale (ALSFRS-R) and separation from placebo in Function and Mortality in an all-comers population of Persons with ALS (PALS).

While the study did not meet statistical significance in the primary and secondary endpoint in the Full Analysis Set (FAS)2, by showing a 13% improvement in Function and Mortality with an 88% success probability (versus the pre-specified 98%), it showed a potential signal of efficacy in a pre-specified subgroup (ERF)1.

In the pre-specified subgroup of PALS treated with SLS-005, without RELYVRIO®, the top-line data favored SLS-005 versus placebo in efficacy measures in the Efficacy RELYVRIO® Free (ERF)1 data set (n=130), including:

●	a 22% improvement in slope of change in ALSFRS-R assessment adjusted for mortality, with an 89% success probability, at 24 weeks
●	the rate of decline in ALSFRS-R slope (points per month) also favored the SLS-005 treatment group versus placebo over 6 months (-0.80 and -1.07 points per month, respectively)
●	a 25% slowing of Slow Vital Capacity (SVC) decline versus placebo (-11.5% for SLS-005 and -15.4% for placebo) at 24 weeks

We have not yet received the full dataset and upon receiving it in the near future, we plan to run additional analyses, including biomarkers of neurodegeneration, neurofilament light chain (NfL), exploratory efficacy results, subgroups and post-hoc analyses. SLS-005 was generally well-tolerated and comparable to placebo in safety. There was an imbalance of deaths/death equivalents observed in the study, with more events seen in the SLS-005 group compared to placebo, all were considered unrelated to the study drug.

Populations - ERF1 and FAS2:

We received top-line results for Regimen E (RGE). This included a Full Analysis Set (FAS), an Efficacy Regimen Only (ERO) population and an Efficacy RELYVRIO® Free (ERF) population. FAS includes shared placebo from all regimens, including RGE (n=204) and the RGE SLS-005 participants (n=120). The Efficacy Regimen Only (ERO) population includes 120 RGE SLS-005 and 41 RGE placebo participants. 31 participants in the ERO population received RELYVRIO® during the SLS-005 RGE study, thus confounding results from this population. The ERF analyses exclude participants who initiated RELYVRIO® during the study. ERF represents the participants who followed the protocol as envisioned (n=130, i.e., the ERF population comprises 81% of ERO/RGE participants).

Announcement of Strategic Focus on Mental Health and Appointment of Richard Pascoe as Chairman of the Board

On April 29, 2024, we announced our strategic focus on mental health initiatives and that Richard Pascoe has been appointed as the Chairman of our Board of Directors to lead the ongoing strategic process and business development discussions and negotiations. Mr. Pascoe has served as member of our Board of Directors since 2019.

Amendment No. 6 to 2021 Note

Effective May 1, 2024, we and Lind entered into an Amendment No. 6 to Convertible Promissory Note (“Amendment No. 6”), which amended the 2021 Note. Pursuant to Amendment No. 6, we and Lind agreed, among other things, that: (A) we shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to May 31, 2024, and that we shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (B) that all payments of accrued interest and monthly payments of the outstanding principal amount payable by us under the 2021 Note in shares of common stock shall be reduced from ninety percent (90%) to eighty-five percent (85%) of the average of the five lowest daily volume weighted average price of common stock during the 20 trading days prior to each respective payment date; (C) Lind will, through May 31, 2024, forebear from exercising any right to assert or claim that a Material Adverse Effect (as defined in the 2021 Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to May 1, 2024.

Nasdaq Delisting

On April 30, 2024, we received written notice (the “Bid Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until October 28, 2024, to regain compliance. The Bid Notice states that the Nasdaq staff will provide written confirmation that we have achieved compliance with Rule 5550(a)(2) if at any time before October 28, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

If we do not regain compliance with Rule 5550(a)(2) by October 28, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that its securities will be subject to delisting.

Additionally, on May 1, 2024, we received written notice (the “Delist Notice” and, together with the Bid Notice, the “Notices”) from Nasdaq indicating that, based upon our continued non-compliance with Nasdaq Listing Rule 5550(b)(2) (“Rule 5550(b)(2)”), the Nasdaq staff has determined to delist our common stock from the Nasdaq Capital Market effective May 10, 2024 unless we timely request an appeal of this determination before the Panel by May 8, 2024. We timely requested a hearing before the Panel, which had the effect of staying the suspension of our common stock pending the Panel’s final written decision. During the pendency of any requested hearing before the Panel, our common stock will remain listed and trading on Nasdaq.

We are diligently working to evidence compliance with all applicable requirements for continued listing on the Nasdaq Capital Market and we expect to submit a plan to that effect to the Panel as part of the hearing process; however, there can be no assurance the Panel will grant any request for continued listing or that we will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel. The Notices have no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on the Nasdaq Capital Market under the symbol “SEEL.”

We intend to monitor the bid price and market value of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by October 28, 2024, or the minimum market value of listed securities rule, which may include, among other options, effectuating a reverse stock split. There can be no assurance that we will be able to regain compliance with Nasdaq’s minimum bid price rule or Nasdaq’s minimum market value of listed securities rule or that we will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market.

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

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (“ALS”)	Phase II/III	Completed enrollment of final participants in February 2023 in the registrational study; topline data announced on March 19, 2024

	Spinocerebellar Ataxia (“SCA”)	Phase IIb/III	Announced dosing of the first participant in the registrational study in October 2022; enrollment of additional patients temporarily paused on March 29, 2023

	Huntington’s Disease (“HD”) and Alzheimer’s Disease (“AD”)	Phase II	Obtaining biomarker activity

SLS-004 Gene Therapy	Parkinson’s Disease (“PD”)	Pre-IND

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

The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). We announced interim data from our Phase I study of SLS-002 during the quarterly period ended March 31, 2020. As a result, in March 2020, we completed a Type C meeting with the U.S. Food and Drug Administration (the “FDA”) and received guidance to conduct a PoC study of SLS-002 for ASIB in adults with MDD, to support the further clinical development of this product candidate, together with nonclinical data under development.

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

SLS-005: We completed enrollment in February 2023 for a clinical study in ALS and began enrollment for a clinical study in SCA in October 2022. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. On February 28, 2022, we announced dosing of the first participants in the Healey ALS platform trial. In February 2023, we announced the completion of enrollment of the study and released the topline data results on March 19, 2024. See “—Recent Developments – Top Line Data of the Phase 2/3 HEALEY ALS Platform trial with SLS-005” above.

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

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024, we had $0.5 million in cash and an accumulated deficit of $255.3 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our condensed consolidated financial statements), the sale of common stock and warrants (see Note 6 to our condensed consolidated financial statements) and the exercise of warrants (see Note 10 to our condensed consolidated financial statements).

On January 26, 2024, we entered into a securities purchase agreement (the “January 2024 Securities Purchase Agreement”) with certain institutional investors (the “January Investors”), pursuant to which, on January 30, 2024, we issued and sold 3,404,256 shares (the “January Shares”) of common stock in a registered direct offering (the “January 2024 RDO”). In a concurrent private placement (the “January 2024 Private Placement” and together with the January 2024 RDO, the “January 2024 Offering”), we also agreed to issue and sell to the January Investors the warrants to purchase up to 3,404,256 shares of common stock (the “January 2024 Common Warrants”). The combined purchase price for one January Share and accompanying January 2024 Common Warrant to purchase one share for each share of common stock purchased was $1.175.

The January 2024 Common Warrants have an exercise price of $1.05 per share of common stock, are exercisable immediately upon issuance and expire five years following the initial date of exercise. The exercise price and number of shares of common stock issuable upon the exercise of the January 2024 Common Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the January 2024 Common Warrants. If at any time after the six-month anniversary of the date of issuance, a registration statement covering the issuance of the shares of common stock issuable upon exercise of the January 2024 Common Warrants is not available for the issuance, then the holders may exercise the January 2024 Common Warrants by means of a “cashless exercise.”

Pursuant to an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group, LLC, a division of American Capital Partners, LLC (“Titan”), on December 1, 2023, we sold to Titan, in an underwritten public offering (i) 1,781,934 shares of our common stock, (ii) pre-funded warrants to purchase up to 2,422,612 shares of common stock (the “December 2023 Pre-Funded Warrants”) and (iii) accompanying common stock warrants to purchase up to 4,204,546 shares of common stock (the “December 2023 Common Warrants” and together with the December 2023 Pre-Funded Warrants, the “December 2023 Warrants”). The combined public offering price for each share of common stock and accompanying December 2023 Common Warrant to purchase one share of common stock was $1.32 and the combined public offering price for each share of common stock subject to a December 2023 Pre-Funded Warrant and accompanying December 2023 Common Warrant to purchase one share of common stock was $1.319. The net proceeds to us were approximately $5 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us. The December 2023 Pre-Funded Warrants were exercised in full during the year ended December 31, 2023.

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

On September 21, 2023, we entered into a Securities Purchase Agreement (the “September 2023 Securities Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which, on September 25, 2023, we issued and sold 500,000 shares of our common stock and accompanying common stock warrants to purchase up to 333,667 shares of common stock (the “September 2023 Warrants”) in a registered direct offering (the “September 2023 RDO”). The shares of common stock and the September 2023 Warrants were offered by us pursuant to our Registration Statement. The exercise price of the September 2023 Warrants was $9.75 per share, subject to adjustment as provided therein, and the September 2023 Warrants were immediately exercisable upon issuance and were to expire on the date that is five years following the original issuance date. In addition, the September 2023 Warrants contained an alternative “cashless exercise” provision whereby a September 2023 Warrant may be exchanged cashlessly for shares of common stock at the rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. The combined purchase price for one share of common stock and accompanying September 2023 Warrants to purchase shares of common stock for each share purchased was $9.00. The aggregate net proceeds from the Offering, after deducting the fees payable to financial advisors and other estimated offering expenses, were approximately $4.1 million. We intend to use the aggregate net proceeds (excluding proceeds from any September 2023 Warrant exercises) to repay $0.7 million of principal and accrued interest under the 2021 Note as required by the Letter Agreement and the remainder for general corporate purposes and to advance the development of our product candidates. We may also use the net proceeds from the September 2023 RDO to make periodic principal and interest payments under, or to repay a portion of, the 2021 Note. The fair value of the September 2023 Warrants upon issuance was $1.9 million and such amount was included within warrant liabilities, at fair value on the condensed consolidated balance sheets on the condensed consolidated balance sheets. On September 26, 2023 and September 27, 2023, the holders of the September 2023 Warrants cashlessly exchanged their September 2023 Warrants in full for an aggregate of 74,075 and 259,260 shares of common stock, respectively, and no September 2023 Warrants remain outstanding. As a result of the exercise of the September 2023 Warrants, we recognized a $100,000 expense within change in fair value of warrant liabilities on the condensed consolidated statement of operations.

On March 10, 2023, we entered into a Securities Purchase Agreement (the “March 2023 Securities Purchase Agreement”) with a life sciences-focused investment fund (the “March Investor”), pursuant to which we issued and sold an aggregate of 401,977 shares of common stock, pre-funded warrants exercisable for an aggregate of 311,357 shares of common stock and accompanying common warrants exercisable for an aggregate of 891,667 shares of common stock in a registered direct offering, resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses. On May 19, 2023, we entered into Amendment No. 1 to the March 2023 Securities Purchase Agreement (the “2023 Purchase Agreement Amendment”) pursuant to which the March Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the March 2023 Securities Purchase Agreement to permit us to make the May Through September Payments in a combination of cash and shares of common stock as contemplated in the 2021 Note Amendment. In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, we issued to the March Investor warrants to purchase up to an aggregate of 133,334 shares of common stock. The fair value of these warrants upon issuance was $3.2 million and is included within loss on extinguishment of debt on the condensed consolidated statement of operations.

As of March 31, 2024, we had $246.0 million available under a shelf registration statement on Form S-3 (File No. 333-276119) filed with the SEC on December 18, 2023, which was declared effective on December 27, 2023 (the “Registration Statement”). However, for so long as our public float remains less than $75 million, in no event will we sell securities pursuant to shelf registration statements, including pursuant to the Shelf Registration Statement, with a value more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period.

On November 23, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind”) pursuant to which, among other things, on November 23, 2021, we issued and sold to Lind, in a private placement transaction, in exchange for the payment by Lind of $20.0 million, (1) a convertible promissory note (the “2021 Note”) in an initial aggregate principal amount of $22.0 million, which bore no interest until the first anniversary of the issuance of the 2021 Note and thereafter bore interest at a rate of 5% per annum until October 1, 2023 when the 2021 Note began to bear interest at an annual rate of 12% per annum, and will mature on November 23, 2024, and (2) 17,826 shares of our common stock.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that our existing cash and cash equivalents as of March 31, 2024 are not sufficient to satisfy our operating cash needs and that there is substantial doubt about our ability to continue as a going concern for the year after the filing of this Quarterly Report on Form 10-Q.

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

The 2021 Note contains certain restrictive covenants and event of default provisions, including a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash and cash equivalents commencing on May 31, 2024. As of May 8, 2024, the outstanding principal amount of the 2021 Note was $12.6 million. Based on our current operating plan and our cash balance as of March 31, 2024, we do not expect be able to maintain the minimum cash balance required to satisfy the minimum cash covenant if we do not raise additional financing by May 31, 2024. If we are unable to cure such default within fifteen business days from its occurrence or otherwise obtain a waiver from Lind or amend the terms of the 2021 Note, we would trigger a default under the 2021 Note. If we are not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the 2021 Note, Lind could declare the 2021 Note immediately due and payable, which would require us to pay 120% of the outstanding principal amount of the 2021 Note and would have a material adverse effect on our liquidity, financial condition, operating results, business and prospects, and could cause the price of our common stock to decline. In addition, since the borrowings under the 2021 Note are secured by a first priority lien on our assets, Lind would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the 2021 Note. In addition, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of our common stock at the lower of (x) the then-current conversion price (which is currently $180.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of our common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and there have been no material changes to such policies or estimates during the three months ended March 31, 2024.

Recent Accounting Pronouncements

Please refer to the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended March 31, 2024 and 2023

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended March 31,
	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Operating expense
Research and development	$3,525	$5,668	$(2,143)	-38%
General and administrative	3,109	4,072	(963)	-24%
Total operating expense	$6,634	$9,740	$(3,106)	-32%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended March 31,
	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Research and development expenses
Clinical trial expenses	$1,749	$2,505	$(756)	-30%
Manufacturing expenses	310	1,483	(1,173)	-79%
Employee compensation	1,323	1,200	123	10%
Contract consulting expenses	143	480	(337)	-70%
Total research and development expenses	$3,525	$5,668	$(2,143)	-38%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $2.1 million decrease in R&D expenses during the three months ended March 31, 2024, as compared to the same period in 2023, resulted primarily from a decrease in clinical trial expenses of approximately $0.8 million and a decrease in manufacturing expenses of approximately $1.2 million due to the wind down of clinical trials.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses decreased by $1.0 million during the three months ended March 31, 2024, as compared to the same period in 2023. This increase was primarily from a decrease in financial costs in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Other income (expense)
Interest income	$10	$67	$(57)
Interest expense	(23)	(7)	(16)
Change in fair value of convertible notes	(203)	66	(269)
Loss on extinguishment of debt	(1,493)	(13)	(1,480)
Loss on issuance of common stock and warrants	—	(4,301)	4,301
Change in fair value of warrant liabilities	5,100	(311)	5,411
Total other income (expense)	$3,391	$(4,499)	$7,890

Interest Income

Interest income was $10,000 and $67,000 for the three months ended March 31, 2024 and 2023, respectively.

Interest Expense

Interest expense was $23,000 and $7,000 for the three months ended March 31, 2024 and 2023, respectively.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was an expense of $0.2 million and a gain of $0.1 million for the three months ended March 31, 2024 and 2023, respectively. This change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for was an expense of $1.5 million and $13,000 for the three months ended March 31, 2024 and 2023, respectively. The March 2024 expense was due to the increase in principal amount of the 2021 Note of $1.5 million in connection with the amendment of the 2021 Note in March 2024.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liability was $3.8 million and $5.8 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, the change in fair value of warrant liabilities was $5.1 million, which loss was due to the revaluation of warrants during such period and the issuance of the January 2024 Common Warrants. The change in fair value of the warrant liability during the three months ended March 31, 2024 was comprised of $0.4 million for the March 2023 Warrants, $28,000 for the May 2023 Warrants, $1.9 million for the December 2023 Warrants and $1.5 million for the January 2024 Common Warrants. For the three months ended March 31, 2023, the change in fair value of warrant liabilities was $0.3 million, which income was due to the revaluation of the warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash (used in) provided by operations
Net cash used in operating activities	$(4,642)	$(10,348)
Net cash provided by financing activities	2,170	8,874
Net decrease in cash	$(2,472)	$(1,474)

Operating Activities

Cash used in operating activities of $4.6 million during the three months ended March 31, 2024 was primarily due to a net loss of $2.7 million and change in fair value of warrant liability of $5.1 million which was partially offset by non-cash adjustment related to changes in operating assets and liabilities of $0.5 million, loss on extinguishment of debt of $1.5 million, change in fair value of convertible notes payable of $0.2 million, and stock-based compensation expense of $1.0 million.

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

Financing Activities

Cash provided by financing activities of $2.2 million during the three months ended March 31, 2024 was primarily due to proceeds from issuances of common stock and warrants of $3.5 million, which was partially offset by principal and interest payments of our convertible debt of $1.3 million.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the three months ended March 31, 2024.

PART II.

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated by reference herein.

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

Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 6, 2024.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $255.3 million from our inception through March 31, 2024.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on March 29, 2023, we announced that we plan to focus the majority of our resources on the Phase II study of SLS-002 for the potential treatment of acute suicidal ideation and behavior (“ASIB”) in patients with major depressive disorder (“MDD”) and the fully enrolled Phase II/III study of SLS-005 in Amyotrophic Lateral Sclerosis (“ALS”). We further announced that we have temporarily paused additional enrollment of patients in the SLS-005-302 study in Spinocerebellar Ataxia (“SCA”). Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. We also announced that we are pausing all non-essential preclinical work. Further, on April 29, 2024, we announced our strategic focus on mental health initiatives related to, among other things, our ketamine expertise with SLS-002 in suicidality. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

For example, as of March 2023, in order to focus the majority of our resources on the Phase II study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD and the fully enrolled Phase II/III study of SLS-005 in ALS, we are temporarily pausing additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations and is not based on any data related to safety or therapeutic effects. Further, on April 29, 2024, we announced our strategic focus on mental health initiatives related to, among other things, our ketamine expertise with SLS-002 in suicidality. Our focus on these studies may cause us to fail to capitalize on other opportunities.

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

On November 23, 2021, we issued and sold to Lind Global Asset Management V, LLC (“Lind”) a convertible promissory note in an initial aggregate principal amount of $22.0 million for an aggregate purchase price of $20.0 million as amended to date, (the “Convertible Promissory Note”). The Convertible Promissory Note contains certain restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the Convertible Promissory Note or more in cash and cash equivalents commencing on May 31, 2024. As of May 8, 2024, the outstanding principal amount of the Convertible Promissory Note was approximately $12.6 million and our cash and cash equivalents as of March 31, 2024 were approximately $0.5 million. Based on our current operating plan and our cash balance as of March 31, 2024, we do not expect to be able to maintain the minimum cash balance required to satisfy this covenant if we do not raise additional financing by May 31, 2024. In the event we fail to meet the minimum cash balance as required under the Convertible Promissory Note, and if we are unable to cure such default within fifteen business days from its occurrence or otherwise obtain a waiver from Lind or amend the terms of the Convertible Promissory Note, we would trigger a default under the Convertible Promissory Note. If we are not able to comply or regain compliance with any of the covenants in, or otherwise fail to make cash payments or trigger a default under, the Convertible Promissory Note, Lind could declare the Convertible Promissory Note immediately due and payable, which would require us to pay 120% of the outstanding principal amount of the Convertible Promissory Note and would have a material adverse effect on our liquidity, financial condition, operating results, business and prospects, and could cause the price of our common stock to decline. In addition, since the borrowings under the Convertible Promissory Note are secured by a first priority lien on our assets, Lind would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the Convertible Promissory Note. In addition, upon an Event of Default (as defined in the Convertible Promissory Note), Lind shall have the right to convert the then outstanding principal amount of the Convertible Promissory Note into shares of our common stock at the lower of (x) the then-current conversion price (which is currently $180.00 per share, subject to adjustment in certain circumstances as described in the Convertible Promissory Note) and (y) 85% of the average of the five lowest daily volume weighted average price of our common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

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

As of March 31, 2024, we had a cash balance of approximately $0.5 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

As a result of our recurring losses from operations, in addition to the risk of noncompliance with the minimum cash balance requirements under the Convertible Promissory Note as discussed above under the risk factor titled “Our debt agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become immediately payable”, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2023 included a “going concern” explanatory paragraph indicating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC (the “Shelf Registration Statement”). We may use the Shelf Registration Statement to offer from time to time up to $246.0 million of any combination of debt securities, common and preferred stock and warrants. However, for so long as our public float remains less than $75 million, in no event will we sell securities pursuant to shelf registration statements, including pursuant to the Shelf Registration Statement, with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period. In addition, we agreed in a securities purchase agreement entered into in connection with our March 2023 registered direct offering (the “March 2023 RDO”) that we would not, subject to certain exceptions, effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the March 2023 RDO, and (b) September 21, 2026 (or, in the case of an at-the-market offering, September 21, 2024). Additionally, we agreed in a securities purchase agreement entered into in connection with our September 2023 registered direct offering (the “September 2023 RDO”) that, until March 25, 2024, we will not effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving an at-the-market offering or variable rate transaction, which includes the Sale Agreement. We also agreed in a securities purchase agreement entered into in connection with our January 2024 registered direct offering that, until July 30, 2024, we will not, subject to certain exceptions, effect any issuance of shares of common Stock or common stock equivalents involving an at-the-market offering or variable rate transaction.

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

In addition, debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends and may be secured by all or a portion of our assets. For example, we granted to Lind, as the holder of the Convertible Promissory Note, a first priority lien on our assets and properties and the Convertible Promissory Note includes restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the Convertible Promissory Note or more in cash and cash equivalents commencing on May 31, 2024. Our inability to raise capital when needed may harm our business, financial condition, and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

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

* If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.

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

Further, despite the great need for an effective disease-modifying treatment for ALS and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. In May 2022, the FDA approved an orally administered version of edaravone, which has been available since 2017 as an intravenous infusion for the treatment of ALS. In July 2022, the FDA accepted an NDA for tofersen, an investigational drug from Biogen Inc., for the treatment of superoxide dismutase 1 ALS. In April 2023, the FDA granted accelerated approval to tofersen, branded as QALSODY, for the treatment of superoxide dismutase 1 ALS. Additionally, in September 2022, the FDA approved AMX0035, now branded as Relyvrio, a drug from Amylyx Pharmaceuticals, Inc., for the treatment of ALS. AMX0035 previously received a conditional approval by Health Canada in June 2022. In October 2023, the EMA Committee for Medicinal Products for Human Use (CHMP) confirmed a June 2023 recommendation to refuse a marketing authorization for AMX0035 for the treatment of adults with ALS in the European Union. In January 2024, the European Commission confirmed the adoption of the CHMP’s negative opinion.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of May 8, 2024, we have 10 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. However, competition for qualified personnel is intense. In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete agreements with employees and require employers to rescind existing non-compete agreements, may lead to increased uncertainty in hiring and competition for talent. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

On April 30, 2024, we announced a reduction in our workforce that affected approximately 33% of our current employees, along with a reduction in working hours and related compensation for all of our remaining employees. Our cost reduction plan may be disruptive to our operations, and our workforce reductions could yield unanticipated consequences, such as attrition beyond planned workforce reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in the need for contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified personnel. In addition, we may not realize the anticipated benefits, savings and improvements from our cost reduction efforts due to unforeseen difficulties, delays or unexpected costs.

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

*Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition, or results of operations.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, and the California Privacy Rights Act (the “CPRA”), effective January 1, 2023, secure new privacy rights for consumers and impose new obligations on us. Many other states have implemented or are considering similar legislation which will change the privacy law landscape in the United States. For example, Virginia, Colorado, Utah, and Connecticut, which took effect in 2023. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas have adopted privacy laws, which take effect from July 1, 2024 through 2026. Further, Washington’s My Health My Data Act, taking effect July 1, 2024, imposes similar requirements specific to consumer health data. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

* Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

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

In addition, on March 6, 2024 the SEC finalized new rules for public companies that will require extensive climate-related disclosures and significant analysis of the impact of climate-related issues on our business, strategy, results of operations, and financial condition (the “SEC Climate Disclosure Rules”), and extensive attestation requirements. The new rules require disclosure of, among other things and to the extent material, climate-related risks and opportunities, greenhouse gas emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. Subsequently, in April 2024, the SEC issued an order staying implementation of the SEC Climate Disclosure Rules pending the resolution of certain challenges. Nonetheless, our legal, accounting, and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention as we prepare for the potential implementation of the SEC Climate Disclosure Rules, and such expenses, efforts and diversions of management time and attention may be even greater if the SEC Climate Disclosure Rules ultimately go into effect. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. Separately, the SEC has also announced it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.

*We face risks arising from our recent workforce reductions, including adverse effects on employee morale and uncertainty around our ability to achieve anticipated cost savings from the workforce reductions.

On April 30, 2024, we announced a reduction in our workforce that affected approximately 33% of our current employees (the “RIF”), along with a reduction in working hours and related compensation for all of our remaining employees. This decision relates to our recent announcement of our strategic focus on our mental health initiatives and serves to reduce ongoing operating expenses not related to such initiatives and extend our cash runway. Total annualized cost savings from the RIF are estimated at approximately $0.8 million and total annualized cost savings from the reduction in working hours are estimated at approximately $1.6 million. The RIF was substantially completed on April 30, 2024. We expect to recognize approximately $50,000 in total charges for related benefits for employees whose employment was terminated pursuant to the RIF. These are one-time termination benefits and are cash charges. The estimates of costs and expenses that we expect to incur in connection with the RIF are subject to a number of assumptions and actual results may differ materially from those estimates. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the RIF.

These workforce reductions may result in unintended consequences, such as unwelcome attrition and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternative employment. Employees whose positions were eliminated or those who determine to seek alternative employment may seek employment with our competitors.

We cannot provide assurance that we will not undertake additional workforce reductions or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future workforce reduction. In addition, our previous and any future workforce reductions, may adversely affect our ability to respond rapidly to any new product, growth, or revenue opportunities, and otherwise to execute on our business plans. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers, and increased wage costs.

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

We depend on our ability to protect our proprietary or licensed technology. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing, and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability and any licensor’s or licensee’s ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary or licensed technology and products. We currently in-license some of our intellectual property rights to develop our product candidates and may in-license additional intellectual property rights in the future. We cannot be certain that patent enforcement activities by our current or future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. We also cannot be certain that our current or future licensors will allocate sufficient resources or prioritize their or our enforcement of such patents. Even if we are not a party to these legal actions, an adverse outcome could prevent us from continuing to license intellectual property that we may need to operate our business, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Filing, prosecuting, and defending patents on product candidates throughout the world would be prohibitively expensive. Competitors may use our licensed and owned technologies in jurisdictions where we have not licensed or obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain or license patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest, and it may be difficult and costly to register, maintain and/or protect our rights to these trademarks and trade names in jurisdictions in and outside of the United States. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, in 2023 our closing stock price ranged from $1.25 to $49.20 per share, and during the quarter ended March 31, 2024, our closing stock price ranged from $0.49 to $1.79 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Moreover, in the past, stockholders have initiated class action and other lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock or periods of decreased stock price. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business. For example, on October 10, 2023, Empery Asset Management, LP (“Empery”) issued a press release disclosing that it transmitted a letter to our management and board of directors claiming that our Chief Executive Officer allegedly made material misrepresentations regarding the Phase II study of SLS - 002 (intranasal racemic ketamine) for ASIB in patients with MDD. Then, on March 22, 2024, Empery Asset Master Ltd. and other related entities commenced an action against us in the Supreme Court of the State of New York, County of New York, entitled Empery Asset Master Ltd., et al. v. Seelos Therapeutics, Inc. (case No. 651525/2024), asserting a claim of fraudulent inducement. The complaint alleges that we made material misrepresentations to the plaintiffs regarding the Phase II study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD. We intend to vigorously defend ourselves against the claims asserted against us. However, there can be no assurances that we will prevail in any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

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

On April 30, 2024, we received a written notice (the “Bid Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until October 28, 2024, to regain compliance. The Bid Notice states that the Nasdaq staff will provide written confirmation that the Company has achieved compliance with Rule 5550(a)(2) if at any time before October 28, 2024, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

If we do not regain compliance with Rule 5550(a)(2) by October 28, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities will be subject to delisting.

On November 2, 2023, we received a written notice (the Initial Notice”) from Nasdaq indicating that, for the last thirty-two consecutive business days, the market value of our listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (“Rule 5550(b)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we were provided a period of 180 calendar days, or until April 30, 2024, to regain compliance. The Initial Notice stated that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before April 30, 2024, the market value of our common stock closes at $35 million or more for a minimum of ten consecutive business days.

On May 1, 2024, we received written notice (the “Delist Notice” and, together with the Bid Notice and Initial Notice, the “Notices”) from Nasdaq indicating that, based upon our continued non-compliance with Rule 5550(b)(2), the Nasdaq staff has determined to delist our common stock from the Nasdaq Capital market effective May 10, 2024 unless we timely request an appeal of this determination before the Nasdaq Hearings Panel (the “Panel”) by May 8, 2024. We timely requested a hearing before the Panel, which had the effect of staying the suspension of the Company’s common stock pending the Panel’s final written decision. During the pendency of any requested hearing before the Panel, our common stock will remain listed and trading on Nasdaq.

We are diligently working to evidence compliance with all applicable requirements for continued listing on the Nasdaq Capital Market and we expect to submit a plan to that effect to the Panel as part of the hearing process; however, there can be no assurance the Panel will grant any request for continued listing or that we will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2024, we have outstanding warrants to purchase an aggregate of approximately 8,667,469 shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of March 31, 2024, 919,110 shares of our common stock were reserved for issuance under our equity incentive plans, of which 789,902 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $31.52 per share, 18 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 21,756 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 107,434 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. Furthermore, from time to time and before the maturity date of the Convertible Promissory Note, Lind currently has the option to convert any portion of the then-outstanding principal amount of the Convertible Promissory Note into shares of our common stock at a price per share of $180.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization and interest payments on the Convertible Promissory Note in the form of shares of our common stock, with the number of shares issuable calculated based on eighty-five percent (85%) of the average of the five (5) lowest daily volume weighted average price of shares of our common stock during the twenty (20) trading days ending on the last trading day prior to such payment date. Any issuances of shares of our common stock pursuant to the Convertible Promissory Note will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

*The impact of the Russian invasion of Ukraine, the Israel-Hamas war and the tensions between Israel and Iran on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine, the Israel-Hamas war and the tensions between Israel and Iran are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, the Israel-Hamas war and the tensions between Israel and Iran may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed herein, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

*Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020, 2021 and 2022 due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Moreover, the global impacts of the Israel-Hamas war and the tensions between Israel and Iran are still unknown. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our results of operations or financial condition. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2024, we issued the following shares of common stock to Lind to satisfy principal and interest payments under the 2021 Note: (a) 360,609 shares of common stock on January 12, 2024 to satisfy principal payments thereunder at a repayment share price of $1.204 per share, (b) 121,118 shares of common stock on January 12, 2024 to satisfy interest payments thereunder at a repayment share price of $1.204 per share, (c) 899,280 shares of common stock on February 15, 2024 to satisfy principal payments thereunder at a repayment share price of $0.695 per share, and (d) 673,076 shares of common stock on March 25, 2024 to satisfy interest payments thereunder at a repayment share price of $0.468 per share ((a) through (d), collectively, the “Lind Shares”). The Lind Shares were issued to Lind in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. Accordingly, the Lind Shares have not been registered under the Securities Act and the Lind Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 (a) of Regulation S-K.

Since March 31, 2024, we have issued the following shares of common stock to Lind to satisfy principal and interest payments under the 2021 Note: (a) 682,926 shares of common stock on April 10, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.451 per share, (b) 669,934 shares of common stock on April 23, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.306 per share, and (c) 775,510 shares of common stock on May 3, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.245 per share ((a) through (c), collectively, the “Additional Lind Shares”). The Additional Lind Shares were issued to Lind in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. Accordingly, the Additional Lind Shares have not been registered under the Securities Act and the Additional Lind Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Seelos Therapeutics, Inc.

Date: May 14, 2024	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer (Principal Financial and Accounting Officer)