Form 10-Q
period 2024-06-30
SEELOS THERAPEUTICS, INC.
filed 2024-08-14
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2024, 5,956,903 shares of the common stock, par value $0.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$294	$2,996
Grant receivable	188	763
Prepaid expenses and other current assets	1,852	1,644
Total current assets	2,334	5,403
Operating lease right-of-use asset	47	15
Total assets	$2,381	$5,418

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,686	$16,403
Accrued expenses	4,358	2,516
Short-term portion of convertible notes payable, at fair value	10,110	14,213
Warrant liabilities, at fair value	313	5,781
Operating lease liability	47	15
Total current liabilities	30,514	38,928
Total liabilities	30,514	38,928

Commitments and contingencies (note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 50,000,000 and 16,000,000 shares authorized, 3,322,045 and 1,224,371 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	10
Additional paid-in-capital	225,444	219,106
Accumulated deficit	(253,580)	(252,626)
Total stockholders’ equity (deficit)	(28,133)	(33,510)
Total liabilities and stockholders’ equity (deficit)	$2,381	$5,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2024 and 2023

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Grant revenue	$376	$336	$955	$1,144
Total revenue	376	336	955	1,144
Operating expense
Research and development	966	8,509	4,491	14,177
General and administrative	2,549	2,780	5,658	6,852
Total operating expense	3,515	11,289	10,149	21,029
Loss from operations	(3,139)	(10,953)	(9,194)	(19,885)
Other income (expense)
Interest income	—	83	10	150
Interest expense	(23)	(7)	(46)	(14)
Change in fair value of convertible notes	1,399	(616)	1,196	(550)
Loss on extinguishment of debt	—	(5,507)	(1,493)	(5,520)
Loss on issuance of common stock and warrants	—	—	—	(4,301)
Change in fair value of warrant liabilities	3,473	(12,496)	8,573	(12,807)
Total other income (expense)	4,849	(18,543)	8,240	(23,042)
Net income (loss) and comprehensive income (loss)	$1,710	$(29,496)	$(954)	$(42,927)

Net income (loss) per share - basic	$0.68	$(53.66)	$(0.46)	$(84.24)
Net income (loss) per share - diluted	$0.12	$(53.66)	$(0.46)	$(84.24)

Weighted-average common shares outstanding used for basic	2,506,436	549,695	2,066,264	509,556
Weighted-average common shares outstanding used for diluted	2,515,400	549,695	2,066,264	509,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2024 and 2023

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of March 31, 2024	1,907,182	$2	$222,184	$(255,290)	$(33,104)
Stock-based compensation expense	—	—	872	—	872
Issuance of common stock and warrants	380,968	—	1,007	—	1,007
Issuance of common stock, exercise of warrants	81,239	—	—	—	—
Issuance of common stock for payment of convertible notes and interest	952,656	1	1,381	—	1,382
Net income	—	—	—	1,710	1,710
Balance as of June 30, 2024	3,322,045	$3	$225,444	$(253,580)	$(28,133)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of March 31, 2023	507,701	$—	$207,517	$(228,175)	$(20,658)
Stock-based compensation expense	—	—	988	—	988
Issuance of common stock for convertible note amendment	4,167	—	1,010	—	1,010
Issuance of common stock for payment of convertible notes and interest	5,740	—	976	—	976
Net loss	—	—	—	(29,496)	(29,496)
Balance as of June 30, 2023	517,608	$—	$210,491	$(257,671)	$(47,180)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2024 and 2023

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2023	1,224,472	$1	$219,115	$(252,626)	$(33,510)
Stock-based compensation expense	—	—	1,827	—	1,827
Issuance of common stock for payment of convertible notes payable and interest	1,209,417	1	2,901	—	2,902
Issuance of common stock and warrants	806,500	1	1,597	—	1,598
Issuance of common stock, exercise of warrants	81,239	—	—	—	—
Issuance of common stock, ESPP	417	—	4	—	4
Net loss	—	—	—	(954)	(954)
Balance as of June 30, 2024	3,322,045	$3	$225,444	$(253,580)	$(28,133)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2022	446,686	$—	$204,133	$(214,744)	$(10,611)
Stock-based compensation expense	—	—	2,050	—	2,050
Issuance of common stock for prepaid services	1,042	—	190	—	190
Repurchase and retirement of common stock	(4,167)	—	—	—	—
Issuance of common stock, net of issuance costs	50,248	—	12	—	12
Issuance of common stock, convertible note amendment consideration	4,167	—	1,010	—	1,010
Issuance of common stock for payment of convertible notes payable	18,933	—	2,967	—	2,967
Issuance of common stock in at-the-market offering, net of issuance costs	317	—	68	—	68
Issuance of common stock, ESPP	382	—	61	—	61
Net loss	—	—	—	(42,927)	(42,927)
Balance as of June 30, 2023	517,608	$—	$210,491	$(257,671)	$(47,180)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(954)	$(42,927)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,827	2,050
Change in fair value of warrant liability	(8,573)	12,807
Change in fair value of convertible notes payable	(1,196)	550
Loss on issuance of common stock and warrants	—	4,301
Amortization of right-of-use asset	30	28
Net loss on extinguishment of debt	1,493	5,520
Changes in operating assets and liabilities
Grant receivable	575	(431)
Prepaid expenses and other current assets	(208)	1,761
Accounts payable	(717)	2,811
Accrued expenses	2,139	(1,695)
Lease liability	(30)	(27)
Licenses payable	—	(1,000)
Net cash used in operating activities	(5,614)	(16,252)

Cash flows provided by (used in) financing activities
Payment on convertible notes	(1,499)	(3,598)
Proceeds from issuance of common stock and warrants	4,407	11,226
Proceeds from issuance of common stock in at-the-market offering	—	68
Payment for repurchase of common stock	—	(1,195)
Proceeds from sales of common stock under ESPP	4	61
Net cash provided by (used in) financing activities	2,912	6,562
Net decrease in cash	(2,702)	(9,690)
Cash, beginning of period	2,996	15,533
Cash, end of period	$294	$5,843

Supplemental disclosure of cash flow information:
Cash paid for interest	$180	$271
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Fair value of warrants issued	$3,106	$15,515
Fair value of warrants issued for modification of convertible debt	$—	$3,247
Increase of debt principal for modification of convertible debt	$—	$1,250
Right-of-use asset obtained in exchange for operating lease liabilities	$62	$—
Deferred offering costs, accrued but not paid	$298	$—
Issunce of common stock for modification of convertible debt	$—	$1,010
Issuance of common stock for pincipal payments on convertible notes	$2,158	$2,669
Issuance of common stock for interest payments on convertible notes	$744	$298

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

Seelos retained Canaccord Genuity to assist in its ongoing review of potential partnerships, collaborations, and business development opportunities. On the merits of Seelos’ unique ketamine expertise with SLS-002 in suicidality and its inclusion in a government sponsored PTSD study, the company is currently exploring a potential collaboration in the mental health space to increase shareholder value. Additionally, the company has been evaluating the use of SLS-002 in indications beyond ASIB and PTSD including but not limited to MDD and adjunctive MDD.

Reverse Stock Split

On May 15, 2024, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to (i) effect a 1-for-8 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, effective at 12:01 a.m. Eastern Time, on May 16, 2024, and (ii) decrease the number of total authorized shares of the Company’s common stock from 400,000,000 shares to 50,000,000 shares. The Company’s common stock begin trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market at the opening of the market on May 16, 2024. Unless specifically provided otherwise herein, the share and per share information in this Quarterly Report on Form 10-Q gives effect to the Reverse Stock Split.

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

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024, the Company had $0.3 million in cash and an accumulated deficit of $253.6 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock and warrants (see Note 6) and exercises of warrants (see Note 10).

On January 26, 2024, the Company entered into a securities purchase agreement (the “January 2024 Securities Purchase Agreement”) with certain institutional investors (the “January Investors”), pursuant to which, on January 30, 2024, the Company issued and sold 425,532 shares (the “January Shares”) of common stock in a registered direct offering (the “January 2024 RDO”). In a concurrent private placement (the “January 2024 Private Placement” and together with the January 2024 RDO, the “January 2024 Offering”), the Company also agreed to issue and sell to the January Investors unregistered common warrants to purchase up to 425,532 shares of common stock (the “January 2024 Common Warrants”). The combined purchase price for one January Share and accompanying January 2024 Common Warrant to purchase one share for each share of common stock purchased was $9.40. The January 2024 Common Warrants have an exercise price of $8.40 per share of common stock, are exercisable immediately upon issuance and expire five years following the initial date of exercise. The exercise price and number of shares of common stock issuable upon the exercise of the January 2024 Common Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the January 2024 Common Warrants. If at any time after the six-month anniversary of the date of issuance, a registration statement covering the issuance of the shares of common stock issuable upon exercise of the January 2024 Common Warrants is not available for the issuance, then the holders may exercise the January 2024 Common Warrants by means of a “cashless exercise.”

On May 16, 2024, the Company entered into a securities purchase agreement (the “May Securities Purchase Agreement”) with certain institutional investors identified on the signature pages thereto (the “May Purchasers”), pursuant to which the Company agreed to issue and sell 380,968 shares (the “May Shares”) of its common stock, and pre-funded warrants to purchase up to 81,239 shares of common stock (the “May Pre-Funded Warrants”) in a registered direct offering (the “May Registered Direct Offering”). In a concurrent private placement (the “May Private Placement” and together with the Registered Direct Offering, the “May Offering”), the Company also agreed to issue and sell to the May Purchasers unregistered warrants to purchase up to 924,414 shares of common stock (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”). The combined purchase price for one share and accompanying Common Warrants to purchase two shares of common stock for each Share purchased was $2.46. The combined purchase price for one Pre-Funded Warrant to purchase one share of common stock and accompanying Common Warrants to purchase two shares of common stock for each share of common stock issuable upon exercise of a purchased Pre-Funded Warrant was $2.459.

The May Pre-Funded Warrants have an exercise price of $0.001 per share of common stock and are exercisable immediately upon issuance. Each holder of a Pre-Funded Warrant will not have the right to exercise any portion of its Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Pre-Funded Warrant Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Pre-Funded Warrant Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the Pre-Funded Warrants. The holders may exercise the Pre-Funded Warrants by means of a “cashless exercise.”

The Common Warrants have an exercise price of $2.21 per share of common stock, subject to adjustment as provided therein, are exercisable immediately upon issuance and expire five years following the original issuance date. Each holder of a Common Warrant will not have the right to exercise any portion of its Common Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Common Warrant Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Common Warrant Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of Common Stock issuable upon the exercise of the Common Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the Common Warrants. If at any time after the six-month anniversary of the date of issuance, a registration statement covering the resale of the shares of Common Stock issuable upon exercise of the Common Warrants is not available for the resale, then the holders may exercise the Common Warrants by means of a “cashless exercise.”

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

In response to the Company’s request following a hearing before the Panel, on July 25, 2024, the Company received written notification (the “Extension Notice”) from the Panel notifying the Company that the Panel had granted the Company’s request for an additional period, during which the Company will remain listed on Nasdaq, to regain compliance with Rule 5550(b)(2) and demonstrate continued compliance with Nasdaq Listing Rule 5550(a)(2). Pursuant to the Extension Notice, the Panel granted the Company an additional period until August 30, 2024 to regain compliance with Rule 5550(b)(2) and until September 30, 2024 to regain compliance with Rule 5550(a)(2). The extension is subject to certain conditions specified by the Panel in the Notice.

Pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-276119) filed with the SEC on December 18, 2023 and declared effective on December 27, 2023 (the “Registration Statement”), the Company may offer from time to time any combination of debt securities, common and preferred stock, warrants, units and rights. As of June 30, 2024, the Company had $244.9 million available under the Registration Statement. The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the date of filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans (including the ongoing clinical programs for SLS-002, SLS-005 and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of June 30, 2024 are not sufficient to satisfy its operating cash needs for at least one year and that there is substantial doubt of its ability to continue as a going concern within one year beyond the date of filing of this Quarterly Report on Form 10-Q.

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

Grant Revenue

Revenue from grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded as grant receivable, in the Condensed Consolidated Balance Sheet.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders- basic	$1,710	$(29,496)	$(954)	$(42,927)
Less: Change in fair value of convertible note	(1,399)	—	—	—
Net income (loss) attributable to common stockholders-diluted	$311	$(29,496)	$(954)	$(42,927)

Numerator:
Weighted average common shares outstanding- basic	2,506,436	549,695	2,066,264	509,556
Effect of dilutive securities	8,964	—	—	—
Weighted average common shares outstanding- basic	2,515,400	549,695	2,066,264	509,556

Net income (loss) per share attributable to common stockholders- basic	$0.68	$(53.66)	$(0.46)	$(84.24)
Net income (loss) per share attributable to common stockholders-diluted	$0.12	$(53.66)	$(0.46)	$(84.24)

The following potentially dilutive securities outstanding for the six months ended June 30, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three and Six Months Ended
	June 30,
	2024	2023
Outstanding stock options	96	64
Outstanding warrants	2,008	177
Convertible debt	—	11
	2,104	252

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and does not expect the standard will have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact the adoption of this pronouncement will have on its consolidated financial statements and related disclosures.

4.	Fair Value Measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the six months ended June 30, 2024.

The Company’s financial assets and liabilities measured at fair value at June 30, 2024 and December 31, 2023 are as follows (in thousands):

	Fair Value Measurements
	as of June 30, 2024
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$294	$—	$—	$294
Liabilities:
Convertible notes payable, at fair value	$—	$—	$10,110	$10,110
Warrant liabilities, at fair value	—	—	313	313
	$—	$—	$10,423	$10,423

	Fair Value Measurements
	as of December 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$2,996	$—	$—	$2,996
Liabilities:
Convertible notes payable, at fair value	$—	$—	$14,213	$14,213
Warrant liabilities, at fair value	—	—	5,781	5,781
	$—	$—	$19,994	$19,994

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

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Risk-free interest rate	5.39%	4.89%
Volatility	125%	125%
Dividend yield	—%	—%
Contractual term (years)	0.4	0.9
Stock price	$0.60	$11.12

Warrant Liabilities

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.30% - 4.40%	3.85% - 5.60%
Volatility	126.0% - 130.0%	123% - 127%
Dividend yield	—%	—%
Expected term (years)	4.21 - 4.89	0.07 - 4.91
Weighted-average fair value	$0.08 - 0.44	$8.80

The following table is a reconciliation for the common stock warrant liabilities and convertible notes measured at fair value using Level 3 unobservable inputs (in thousands):

		Convertible notes,
	Warrant liabilities	at fair value
Balance as of December 31, 2022	$132	$20,049
Principal payment of convertible notes, at fair value	—	(11,695)
Interest payment of convertible notes, at fair value	—	(1,085)
Issuance of convertible note	—	4,882
Loss on extinguishment of debt	—	13
Change in fair value measurement of convertible notes	—	2,049
Fair value of warrants issued	25,644	—
Warrant exercised	(2,000)	—
Change in fair value measurement of warrant liability	(17,995)	—
Balance as of December 31, 2023	$5,781	$14,213
Principal payment of convertible notes, at fair value	—	(3,518)
Interest payment of convertible notes, at fair value	—	(882)
Loss on extinguishment of debt	—	1,493
Change in fair value measurement of convertible notes	—	(1,196)
Fair value of warrants issued	3,106	—
Change in fair value measurement of warrant liability	(8,574)	—
Balance as of June 30, 2024	$313	$10,110

For the six months ended June 30, 2024, and the year ended December 31, 2023, the changes in fair value of the convertible notes and warrant liability primarily resulted from the volatility of the Company’s common stock and the change in risk-free interest rates.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$434	$51
Prepaid clinical costs	1,271	1,516
Other	147	77
Prepaid expenses and other current assets	$1,852	$1,644

6.Common Stock Offerings

March 2023 Registered Direct Offering

On March 10, 2023, the Company entered into a Securities Purchase Agreement (the “March 2023 Securities Purchase Agreement”), with a life-sciences focused investment fund (the “March Investor”), pursuant to which the Company issued and sold an aggregate of 50,248 shares of common stock, pre-funded warrants exercisable for an aggregate of 38,920 shares of common stock (the “March 2023 Pre-Funded Warrants”) and accompanying common stock warrants exercisable for an aggregate of 111,459 shares of common stock (“March 2023 Common Warrants” and together with the March 2023 Pre-Funded Warrants, the “March 2023 Warrants”) in a registered direct offering (the “March 2023 RDO”), resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses. The securities were offered by the Company pursuant to the Company’s previous shelf registration statement on Form S-3 (File No. 333-251356) filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2020, as amended by Amendment No. 1 thereto filed with the SEC on December 22, 2020 and declared effective on December 23, 2020 (as amended, the “Prior Registration Statement”).

The March 2023 Pre-Funded Warrants were exercisable immediately upon issuance and had an exercise price of $0.24 per share of common stock. During the quarter ended September 30, 2023, all of the Pre-Funded Warrants were exercised in full on a cashless basis, and no March 2023 Pre-Funded Warrants remain outstanding. The March 2023 Common Warrants have an exercise price of $144.00 per share of common stock, became exercisable on September 11, 2023, and will expire on September 14, 2028.

The combined purchase price for one share and one accompanying March 2023 Common Warrant to purchase 1.25 shares of common stock in the March 2023 RDO was $126.00 and the combined purchase price for one March 2023 Pre-Funded Warrant and one accompanying March 2023 Common Warrant to purchase 1.25 shares of common stock in the March 2023 RDO was $125.76. The closing of the March 2023 RDO occurred on March 14, 2023.

On May 19, 2023, the Company entered into Amendment No. 1 to the March 2023 Securities Purchase Agreement (the “2023 Purchase Agreement Amendment”) pursuant to which the March Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the 2023 Securities Purchase Agreement to permit the Company to make the May Through September Payments (as defined below) in a combination of cash and shares of common stock as contemplated in Amendment No. 3 (as defined below). In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, the Company issued to the March Investor warrants to purchase up to an aggregate of 16,668 shares of common stock (the “May 2023 Warrants”). The exercise price of the May 2023 Warrants is $254.40 per share, subject to adjustment as provided therein, and the May 2023 Warrants became exercisable on November 19, 2023 and will expire on November 20, 2028. The fair value of the May 2023 Warrants upon issuance was $3.2 million and such amount is included within loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive loss.

September 2023 Registered Direct Offering

On September 21, 2023, The Company entered into a Securities Purchase Agreement (the “September 2023 Securities Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “September Investors”), pursuant to which the Company agreed to issue and sell 62,500 shares (the “September 2023 Shares”) of its common stock and accompanying common stock warrants to purchase up to 41,709 shares of common stock (the “September 2023 Warrants”) in a registered direct offering (the “September 2023 RDO”). The September 2023 Shares and the September 2023 Warrants were offered by the Company pursuant to its Prior Registration Statement.

The exercise price of the September 2023 Warrants was $78.00 per share, subject to adjustment as provided therein, and the September 2023 Warrants were immediately exercisable upon issuance and expire on the date that is five years following the original issuance date. In addition, the September 2023 Warrants contained an alternative “cashless exercise” provision whereby a September 2023 Warrant could be exchanged cashlessly for shares of common stock at the rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. The fair value of the September 2023 Warrants upon issuance was $1.9 million and such amount was included within warrant liabilities, at fair value on the condensed consolidated balance sheets. On September 26, 2023 and September 27, 2023, the holders of the September 2023 Warrants elected to cashlessly exchange their September 2023 Warrants in full for an aggregate issuance of 9,260 and 32,408 shares of common stock, respectively, and, thereafter, no September 2023 Warrants remain outstanding. As a result of the exercise of the September 2023 Warrants the Company recognized a $0.1 million expense within change in fair value of warrant liabilities on the condensed consolidated statement of operations and comprehensive loss.

December 2023 Underwritten Public Offering

On November 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group, LLC, a division of American Capital Partners, LLC (“Titan”), pursuant to which, on December 1, 2023, the Company sold, in an underwritten public offering (the “December 2023 Offering”) (i) 222,742 shares of its common stock, (ii) pre-funded warrants to purchase 302,827 shares of common stock (the “December 2023 Pre-Funded Warrants”) and (iii) accompanying warrants to purchase up to 525,572 shares of common stock (the “December 2023 Common Warrants” and, together with the December 2023 Pre-Funded Warrants, the “December 2023 Warrants”). The combined public offering price for each share of common stock and accompanying December 2023 Common Warrant to purchase one share of common stock was $10.56 and the combined public offering price for each share of common stock subject to a December 2023 Pre-Funded Warrant and accompanying December 2023 Common Warrant to purchase one share of common stock was $10.55. The net proceeds to the Company were approximately $5 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us. The December 2023 Pre-Funded Warrants were exercised in full during the year ended December 31, 2023.

The per share exercise price for the December 2023 Common Warrants is $10.56, subject to adjustment as provided therein. The December 2023 Common Warrants were exercisable immediately and expire on December 1, 2028. Each holder of a December 2023 Common Warrant does not have the right to exercise any portion of its December 2023 Common Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to such exercise (the “Common Warrant Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Common Warrant

Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the December 2023 Common Warrants is subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the December 2023 Common Warrants. If a registration statement covering the issuance of the shares of common stock issuable upon exercise of the December 2023 Common Warrants is not available for the issuance, then the holders may exercise the Common Warrants by means of a “cashless exercise.”

January 2024 Registered Direct Offering

On January 26, 2024, the Company entered into a securities purchase agreement (the “January 2024 Securities Purchase Agreement”) with certain institutional investors identified on the signature pages thereto (the “January Purchasers”), pursuant to which, on January 30, 2024, the Company issued and sold 425,532 shares (the “January 2024 Shares”) of its common stock in a registered direct offering (the “January 2024 RDO”). In a concurrent private placement (the “January 2024 Private Placement” and together with the January 2024 RDO, the “January 2024 Offering”), the Company also agreed to issue and sell to the January Purchasers unregistered common warrants to purchase up to 425,532 shares of Common Stock (the “January 2024 Common Warrants”). The combined purchase price for one January 2024 Share and accompanying January 2024 Common Warrant to purchase one share for each share of common stock purchased was $9.40.

The January 2024 Common Warrants have an exercise price of $8.40 per share of common stock, are exercisable immediately upon issuance and expire five years following the initial date of exercise. The exercise price and number of shares of common stock issuable upon the exercise of the January 2024 Common Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the January 2024 Common Warrants. If at any time after the six-month anniversary of the date of issuance, a registration statement covering the issuance of the shares of common stock issuable upon exercise of the January 2024 Common Warrants is not available for the issuance, then the holders may exercise the Common Warrants by means of a “cashless exercise.” The fair value of the January 2024 Common Warrants upon issuance was $3.1 million and such amount was included within warrant liabilities, at fair value on the condensed consolidated balance sheets.

The January 2024 Common Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

On January 26, 2024, the Company also entered into a placement agent agreement (the “January Placement Agent Agreement”) with A.G.P./Alliance Global Partners (“AGP”), pursuant to which the AGP acted as placement agent for the January 2024 Offering and the Company agreed to pay AGP a fee equal to 7% of the aggregate gross proceeds received by the Company from the sale of the securities in the January 2024 Offering. The January Placement Agent Agreement includes indemnity and other customary provisions for transactions of this nature. The Company also agreed to reimburse agp for up to $50,000 for its legal fees and expenses and non-accountable expenses in an amount not to exceed $15,000.

May 2024 Registered Direct Offering

On May 16, 2024, the “Company entered into the “May Securities Purchase Agreement” with the May Purchasers, pursuant to which the Company agreed to issue and sell 380,968 May Shares and the May Pre-Funded Warrants to purchase up to 81,239 shares of common stock in the “May Registered Direct Offering”. In the concurrent May Private Placement, the Company also agreed to issue and sell to the Purchasers unregistered warrants to purchase up to 924,414 shares of Common Stock (the “May Common Warrants” and, together with the May Pre-Funded Warrants, the “Warrants”). The combined purchase price for one May Share and accompanying May Common Warrants to purchase two shares of common stock for each Share purchased was $2.46. The combined purchase price for one May Pre-Funded Warrant to purchase one share of Common Stock and accompanying May Common Warrants to purchase two shares of common stock for each share of common Stock issuable upon exercise of a purchased May Pre-Funded Warrant was $2.459.

The May Pre-Funded Warrants have an exercise price of $0.001 per share of common stock and are exercisable immediately upon issuance. Each holder of a May Pre-Funded Warrant will not have the right to exercise any portion of its May Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Pre-Funded Warrant Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the Pre-Funded Warrants. The holders may exercise the Pre-Funded Warrants by means of a “cashless exercise.”

The Common Warrants have an exercise price of $2.21 per share of Common Stock, subject to adjustment as provided therein, are exercisable immediately upon issuance and expire five years following the original issuance date. Each holder of a Common Warrant will not have the right to exercise any portion of its Common Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Common Warrant Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of Common Stock issuable upon the exercise of the Common Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the Common Warrants. If at any time after the six-month anniversary of the date of issuance, a registration statement covering the resale of the shares of Common Stock issuable upon exercise of the Common Warrants is not available for the resale, then the holders may exercise the Common Warrants by means of a “cashless exercise.”

The Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

On May 16, 2024, the Company also entered into a placement agency agreement (the “May Placement Agent Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent acted as placement agent for the Offering and the Company agreed to pay the Placement Agent an aggregate cash fee equal to 7% of the aggregate gross proceeds received by the Company from the sale of the securities in the Offering. The May Placement Agent Agreement includes indemnity and other customary provisions for transactions of this nature. The Company also reimbursed the Placement Agent for up to $50,000 for the Placement Agent’s legal fees and expenses.

The closing of the May Offering occurred on May 21, 2024. Gross proceeds from the May Offering were approximately $1.1 million, before deducting placement agent fees and estimated Offering expenses payable by the Company. The Company used the net proceeds from the May Offering (excluding any proceeds from any Warrant exercises) to initially repay $0.2 million of principal and accrued interest under the certain Convertible Promissory Note No. 1 issued to Lind Global Asset Management V, LLC on November 23, 2021, as amended on December 10, 2021, February 8, 2023, May 19, 2023, September 30, 2023, March 27, 2024 and May 1, 2024 (as amended, the “Note”) and the remainder for general corporate purposes and to advance the development of the Company’s product candidates.

7.	License Agreements

Specific information pertaining to each of the Company’s significant license agreements is discussed in its audited financial statements included in the Annual Reports on Form 10-K for the years ended December 31, 2023 and 2022, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. There have been no updates during the six months ended June 30, 2024, to the Company’s significant license agreements.

8.	Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	June 30,	December 31,
	2024	2023
Professional fees	$458	$250
Personnel related	471	56
Outside research and development services	3,065	2,152
Insurance	278	—
Other	86	58
Accrued expenses, net	$4,358	$2,516

9.	Debt

Convertible Notes

November 2021 and December 2021 Convertible Notes and Private Placement

On November 23, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Lind Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind”) pursuant to which, among other things, on November 23, 2021 (the “Closing Date”), the Company issued and sold to Lind, in a private placement transaction (the “November 2021 Private Placement”), in exchange for the payment by Lind of $20.0 million, (i) a convertible promissory note (the “2021 Note”) in an aggregate principal amount of $22.0 million (the “Principal Amount”), which bore no interest until the first anniversary of the issuance of the 2021 Note and thereafter bore interest at a rate of 5% per annum until October 1, 2023 when the 2021 Note began to bear interest at an annual rate of 12% per annum, and is set to mature on November 23, 2024 (the “Maturity Date”), and (ii) 2,229 shares of Company common stock.

Commencing August 23, 2022, and from time to time and before the Maturity Date, Lind has the option to convert any portion of the then-outstanding Principal Amount of the 2021 Note into shares of Common Stock at a price per share of $1,440.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). Commencing August 23, 2022, the Company has the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time prior to the Maturity Date), up to the full remaining Principal Amount of the 2021 Note with no penalty; however, if the Company exercises such prepayment right, Lind will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that the Company elects to prepay at the Conversion Price. However, pursuant to the 2023 Purchase Agreement Amendment, the Company agreed that, until September 21, 2023, except for the May Through September Payments (as defined below) made by the Company to Lind under the 2021 Note, all other payments under the 2021 Note would be made in cash.

Subject to certain exceptions, the Company will be required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt, or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2021 Notes, unless waived by Lind in advance.

Beginning on November 23, 2022, the 2021 Note amortizes in twenty-four monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2021 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments shall be payable, at the Company’s sole option, in cash, shares of Common Stock or a combination of both. In addition, commencing on the last business day of the first month following November 23, 2022, the Company will pay, on a monthly basis, all interest that has accrued and remains unpaid on the then-outstanding Principal Amount of the 2021 Note. Effective May 1, 2024, any portion of an amortization payment or interest payment that is paid in shares of Common Stock shall be priced at 85% of the average of the five lowest daily volume weighted average prices of the Common Stock during the 20 trading days prior to the date of issuance of the shares. If, after the first amortization payment, the Company elects to make any amortization payments in cash, the Company shall pay a 5% premium on each cash payment. However, pursuant to the 2023 Purchase Agreement Amendment, the Company agreed that, until September 21, 2023, except for the May Through September Payments made by the Company to Lind under the 2021 Note, all other payments under the 2021 Note would be made in cash. In conjunction with the 2021 Lind Securities Purchase Agreement and the 2021 Note, on the Closing Date, the Company and Lind entered into a security agreement, which provides Lind with a first priority lien on the Company’s assets and properties. During the six months ended June 30, 2024, the Company issued 1,209,417 shares to Lind to satisfy interest and principal payments due under the 2021 Note.

On May 19, 2023, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the 2021 Note, pursuant to which the Company and Lind agreed, among other things, that: (A) effective as of May 19, 2023, the outstanding Principal Amount was increased by $1,250,000 to $17,750,000 and the fair value of $1.3 million is included within loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive loss; (B) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to September 15, 2023, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions (the “Minimum Cash Condition”); (C) effective as of September 15, 2023, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of common stock at the lower of (x) the then-current conversion price (which is currently $1,440.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of the common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion; (D) all payments of accrued interest and monthly payments of the outstanding principal amount payable by the Company for the months of May, June, July, August and September 2023 (collectively, the “May Through September Payments”) were to be paid by the Company to Lind in a combination of cash and shares of common stock (with such combination determined at the Company’s option), and the number of shares to be issued calculated as previously provided in the 2021 Note (determined by dividing the principal amount plus interest (if any) being paid in shares by 90% of the average of the five lowest daily volume weighted average price of common stock during the 20 trading days prior to each respective payment date); provided that no less than $600,000 of the monthly principal payments for the months of May, June, July, August and September 2023 was to be paid in cash, with the remainder paid in shares of common stock. As consideration for entering into Amendment No. 3, on May 19, 2023, the Company issued to Lind 4,167 shares of restricted common stock. Amendment No. 3 represents a modification accounted for as an extinguishment of the debt resulting in a remeasurement event of the 2021 Note in accordance with ASC 825-10. As a result of the modification, the Company recognized a loss on extinguishment of the debt, recorded as a component of the change in fair value of convertible notes on the condensed consolidated statements of operations and comprehensive income. The Company will continue to account for the 2021 Note using the fair value election. The fair value of these shares of restricted common stock upon issuance was $1.0 million and such amount is included in loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive loss.

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

On September 21, 2023, and concurrently with the execution of the September 2023 Securities Purchase Agreement, the Company entered into a letter agreement with Lind related to the 2021 Note (the “Letter Agreement”), pursuant to which the Company and Lind agreed that, in lieu of, and in full satisfaction of, both the monthly payment that would otherwise have been due under the 2021 Note on September 23, 2023 and the interest payment that would otherwise have been due on September 29, 2023, (i) the Company would, by no later than September 29, 2023, pay to Lind cash in an aggregate amount equal to $686,564 and (ii) Lind would have the right, at any time and from time to time, between the closing date of the September 2023 RDO and the date that is 45 days after such closing date, to convert the remaining amount of the monthly payment that would have otherwise been due on September 24, 2023 in the aggregate amount of up to $400,000 into shares of common stock at the lower of (a) the then-current Conversion Price (which is currently $1,440.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (b) 85% of the average of the five (5) lowest daily volume-weighted average price during the twenty (20) trading days prior to the delivery by Lind of the applicable conversion notice (the “Subsequent Conversion Right”). Pursuant to the Letter Agreement, Lind further agreed that (a) the payment date for the monthly payment under the 2021 Note that would otherwise have been due on October 23, 2023, and (b) the interest payment date for the interest payment under the 2021 Note that would otherwise have been due on October 31, 2023, was November 9, 2023.

On September 30, 2023, the Company and Lind entered into an Amendment No. 4 to the 2021 Note and Amendment to Letter Agreement (the “Amendment”), pursuant to which the Company and Lind agreed, among other things, that: (A) effective as of September 30, 2023, the outstanding principal amount of the 2021 Note was increased by $3.6 million to $16.8 million ; (B) commencing October 1, 2023, the 2021 Note will bear interest at an annual rate of 12% per annum; (C) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to March 28, 2024, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (D) subject to certain exceptions, if the Company issues securities for cash consideration, the Company will be required utilize 25% of the net cash proceeds to repay the 2021 Note unless Lind elects not to be repaid; (E) Lind will, through March 28, 2024, forebear from exercising any right to assert or claim a Material Adverse Effect (as defined in the 2021 Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to September 30, 2023; (F) the Company shall use its reasonable best efforts to seek, at a special or annual meeting of the stockholders of the Company to be scheduled to be held no later than January 16, 2024, the stockholder approval as contemplated by Nasdaq Listing Rule 5635(d) with respect to the approval of the issuance of shares of Common Stock in excess of the limitation on the number of shares issuable under the 2021 Note as set forth in the 2021 Note and 2021 Lind Securities Purchase Agreement; and (G) subject to certain exceptions, as long as the 2021 Note remains outstanding, Lind will have the right to participate in any equity or debt financing by the Company in an amount equal to the lesser of 50% of the securities to be offered and $5,000,000 of the securities to be offered in such financing. The Amendment provides that the number of shares issuable pursuant to the Subsequent Conversion Right was limited to an aggregate of 7,822 shares of Common Stock. As a result of the modification, the Company recognized a loss on extinguishment of the debt, recorded as a component of the change in fair value of convertible notes on the condensed consolidated statements of operations. The Company will continue to account for the 2021 Note using the fair value election. The Company issued 7,822 shares of its common stock in connection with Lind’s exercise of the Subsequent Conversion Right on October 5, 2023.

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

Effective June 1, 2024, the Company and Lind entered into an Amendment No. 7 to Convertible Promissory Note (“Amendment No. 7”), which amended the 2021 Note. Pursuant to Amendment No. 7, the Company and Lind agreed, among other things, that: (A) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to July 31, 2024, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (B) Lind will, through July 31, 2024, forebear from exercising any right to assert or claim that a Material Adverse Effect (as defined in the 2021 Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to June 1, 2024.

During the six months ended June 30, 2024 and 2023, the Company recognized a gain of $1.2 million and losses of $0.6 million change in fair value of convertible notes, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized losses of $1.5 million and $5.5 million, respectively, on loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss.

During the six months ended June 30, 2024, the Company made principal payments of $3.5 million (consisting of $2.0 million of common stock and $1.5 million of cash) and interest payments of $0.9 million (consisting of $0.7 million of common stock and $0.2 million of cash) on the 2021 Note. As of June 30, 2024, the Company recognized a total convertible note liability of $10.1 million.

The 2021 Note contains certain restrictive covenants and event of default provisions, including a covenant requiring the Company to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash and cash equivalents commencing on October 31, 2024. As of August 6, 2024, the outstanding principal amount of the 2021 Note was $11.4 million. If the Company is not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the 2021 Note, Lind could declare the 2021 Note immediately due and payable, which would require the Company to pay 120% of the outstanding principal amount of the 2021 Note and would have a material adverse effect on its liquidity, financial condition, operating results, business and prospects, and could cause the price of the Company’s common stock to decline. In addition, since the borrowings under the 2021 Note are secured by a first priority lien on the Company’s assets, Lind would be able to foreclose on the Company’s assets if it does not cure any default or pay any amounts due and payable under the 2021 Note. In addition, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of the Company’s common stock at the lower of (x) the then-current conversion price (which is currently $1,440.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of the Company’s common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

The outstanding 2021 Note will mature on November 23, 2024.

10.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of June 30, 2024 or December 31, 2023.

Common Stock

The Company has authorized 50,000,000 and 16,000,000 shares of common stock as of June 30, 2024 and December 31, 2023, respectively. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

May 2024 Warrants

On May 16, 2024, the Company entered into the May 2024 Securities Purchase Agreement pursuant to which the Company issued and sold an aggregate of 380,968 shares of common stock in the May 2024 RDO, and pre-funded warrants to purchase up to 81,239 shares of its common stock, in the concurrent May 2024 Private Placement, the Company also agreed to issue and sell to the May Purchasers unregistered warrants to purchase up to 924,414 shares of common stock. The combined purchase price for one share and accompanying Common Warrants to purchase two shares of common stock for each share purchased was $2.46. The combined purchase price for one Pre-Funded Warrant to purchase one share of common stock and accompanying Common Warrants to purchase two shares of common stock for each share of common stock issuable upon exercise of a purchased Pre-Funded Warrant was $2.459. The May 2024 Common Warrants have an exercise price per share equal to $2.21. The May 2024 Common Warrants were exercisable immediately and will expire on May 16, 2029. As of June 30, 2024, May 2024 Common Warrants to purchase 924,414 million shares of common stock remain outstanding at an exercise price of $2.21 per share.

January 2024 Common Warrants

On January 26, 2024, the Company entered into the January 2024 Securities Purchase Agreement pursuant to which the Company issued and sold an aggregate of 425,532 shares of common stock in the January 2024 RDO, and, in the concurrent January 2024 Private Placement, the Company also issued and sold the January 2024 Common Warrants exercisable for an aggregate of 425,532 shares of common stock. The January 2024 Common Warrants have an exercise price per share equal to $8.40. The January 2024 Common Warrants were exercisable immediately and will expire on January 26, 2029. As of June 30, 2024, the January 2024 Common Warrants to purchase 425,532 shares of common stock remain outstanding at an exercise price of $8.40 per share.

December 2023 Warrants

On November 28, 2023, the Company entered into the Underwriting Agreement pursuant to which the Company issued and sold an aggregate of 222,743 shares of common stock, the December 2023 Pre-Funded Warrants exercisable for an aggregate of 302,829 shares of its common stock and the accompanying December 2023 Common Warrants exercisable for an aggregate of 525,572 shares of common stock in the December 2023 Offering. The December 2023 Pre-Funded Warrants were exercisable immediately upon issuance and had an exercise price per share equal to $0.001. The December 2023 Common Warrants have an exercise price per share equal to $10.56. The December 2023 Common Warrants were exercisable immediately and will expire on December 1, 2028. As of June 30, 2024, the December 2023 Pre-Funded Warrants had been exercised in full, and December 2023 Common Warrants to purchase 525,572 million shares of common stock remain outstanding at an exercise price of $10.56 per share.

May 2023 Warrants

On May 19, 2023, the Company entered into the 2023 Purchase Agreement Amendment, pursuant to which the March Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the March 2023 Securities Purchase Agreement to permit the Company to make the May Through September Payments in a combination of cash and shares of common stock as contemplated in Amendment No. 3.In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, the Company issued to the March Investor the May 2023 Warrants exercisable for an aggregate of 16,668 shares of common stock. The exercise price of the May 2023 Warrants is $254.40 per share, subject to adjustment as provided therein, and the May 2023 Warrants became exercisable beginning on November 19, 2023 and will expire on November 20, 2028.

As of June 30, 2024, the May 2023 Warrants to purchase 16,668 shares of common stock remain outstanding at an exercise price of $254.40 per share.

March 2023 Warrants

On March 10, 2023, the Company entered into the March 2023 Securities Purchase Agreement, pursuant to which the Company issued and sold an aggregate of 50,248 shares of common stock, the March 2023 Pre-Funded Warrants exercisable for an aggregate of 38,920 shares of its common stock and the accompanying March 2023 Common Warrants exercisable for an aggregate of 111,459 shares of common stock in the March 2023 RDO. The March 2023 Pre-Funded Warrants were exercisable immediately upon issuance and had an exercise price per share equal to $0.24. The March 2023 Common Warrants have an exercise price per share equal to $144.00. The March 2023 Common Warrants became exercisable beginning on September 11, 2023 and will expire on September 14, 2028.

As of June 30, 2024, no March 2023 Pre-Funded Warrants remain outstanding and the March 2023 Common Warrants to purchase 111,459 shares of common stock remain outstanding at an exercise price of $144.00 per share.

September 2020 Warrants

On September 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold an aggregate of 36,938 shares of common stock in a registered direct offering and issued unregistered warrants to purchase up to 27,704 shares of common stock in a concurrent private placement (the “September 2020 Warrants”). The September 2020 Warrants are exercisable for 4,204 shares of common stock at an exercise price per share equal to $201.60. The September 2020 Warrants became exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

During the six months ended June 30, 2024, no September 2020 Warrants were exercised. As of June 30, 2024, the September 2020 Warrants to purchase 4,204 shares of common stock remain outstanding at an exercise price of $201.60 per share.

A summary of warrant activity during the six months ended June 30, 2024 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2023	660	$44.57	4.8
Issued	1,431	$1.05
Exercised	(81)	$—
Cancelled	(2)	$129.99
Outstanding as of June 30, 2024	2,008	$16.34	4.7
Exercisable as of June 30, 2024	2,008	$16.34	4.7

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

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. The 2012 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2012 Plan on January 1st of each year commencing on January 1, 2020 and ending on (and including) January 1, 2029. The number of shares added each year will be equal to the lesser of (a) 4% of the number of shares of common stock issued and outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by the Company’s board of directors on or prior to each such January 1. On January 1, 2024, in accordance with the foregoing, an aggregate of 13,276 shares of common stock were added to shares authorized for issuance under the 2012 Plan. As of June 30, 2024, an aggregate of 99,066 shares of common stock were authorized under the 2012 Plan, of which 18 shares of common stock were available for future grants. No further awards may be issued under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan.

On May 15, 2020, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. On January 1, 2024, the Company added 13,276 shares for purchase by employees under the ESPP. During the six months ended June 30, 2024, the Company sold 417 shares of common stock under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $22,000 for the six months ended June 30, 2024.

On July 28, 2019, the Compensation Committee adopted the Seelos Therapeutics, Inc. 2019 Inducement Plan (the “2019 Inducement Plan”), which became effective on August 12, 2019. The 2019 Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance units and cash awards, solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the 2019 Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the 2019 Inducement Plan is 4,167 shares of the Company’s common stock of which 2,720 shares of the Company’s common stock are available for future issuance as of June 30, 2024. The 2019 Inducement Plan is administered by the Compensation Committee and expires on August 12, 2029.

Stock options

During the six months ended June 30, 2024, the Company granted 6,636 incentive stock options and 12,412 non-qualified stock options to employees with a weighted average exercise price per share of $11.28 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the six months ended June 30, 2024, the Company granted 34 incentive stock options and 15,222 non-qualified stock options to employees with a weighted average exercise price per share of $11.28 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to performance-based vesting requirements. The stock options granted to employees will vest 100% solely in the event that the Company raises at least $15.0 million in gross proceeds in equity and/or debt financing (individually or collectively) in 2024.

During the six months ended June 30, 2024, the Company also granted 833 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $10.64 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the six months ended June 30, 2024, no stock options were exercised, and 2,606 options were forfeited. During the six months ended June 30, 2023, no stock options were exercised, and 73,000 options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the six months ended June 30, 2024 and 2023:

Six Months Ended
	June 30, 2024	June 30, 2023
Risk-free interest rate	3.88% - 3.97%	3.5%-3.9%
Volatility	113.7% - 114.3%	116%-120%
Dividend yield	—%	—%
Expected term (years)	5-6	5-6
Weighted-average fair value	$9.66	$0.60

A summary of stock option activity during the six months ended June 30, 2024 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2023	64	$386.47
Granted	35	11.27
Exercised	—	—
Forfeited	(2)	287.87
Expired	(1)	308.65
Outstanding as of June 30, 2024	96	$252.33	7.0	$—
Vested and expected to vest as of June 30, 2024	96	$252.33	7.0	$—
Exercisable as of June 30, 2024	44	$431.00	5.9	$—

As of June 30, 2024, unrecognized stock-option compensation expense of $4.5 million is expected to be realized over a weighted-average period of 1.85 years.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$211	$268	$485	$503
General and administrative	661	720	1,342	1,547
	$872	$988	$1,827	$2,050

12.	Commitments and Contingencies

Leases

In October 2022, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, which ended in March 2024. In March 2024, the Company entered into a new twelve-month office space rental agreement for its existing space, which provides for a base rent starting at approximately $6,000 per month.

Under the new office space rental agreement in March 2024, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of approximately $62,000. As of June 30, 2024, the weighted-average remaining lease term of the operating lease was 9 months, and the weighted-average discount rate was 8.0%.

As of June 30, 2024, future minimum lease payments for the Company’s operating lease with a non-cancelable term is as follows (in thousands):

Operating
Leases
Remaining Period Ended December 31, 2024	$32
Year Ended December 31, 2025	16
Year Ended December 31, 2026	—
Total	48
Less present value discount	(1)
Operating lease liabilities	$47

For each of the six months ended June 30, 2024 and 2023, rent expense totaled $31,000.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

On March 22, 2024, Empery Asset Master Ltd. And other related entities (“Empery”) commenced an action against the Company in the Supreme Court of the State of New York, County of New York, entitled Empery Asset Master Ltd., et al. v. Seelos Therapeutics, Inc. (case No. 651525/2024), asserting a claim of fraudulent inducement. The complaint alleges that the Company made material misrepresentations to the plaintiffs regarding the Phase II study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD. On May 31, 2024 the Company moved to dismiss the action. On July 22, 2024, Empery filed its opposition to the Company’s motion. On August 5, 2024, the Company filed its reply to Empery’s opposition. The Company intends to vigorously defend itself against the claims asserted against it. However, there can be no assurances that the Company will prevail in any adverse determination against the Company in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on the Company’s business, financial condition, and results of operations.

On January 30, 2024, Altasciences Clinical Los Angeles, Inc. and Altasciences Professional Los Angeles, P.C. (together “AltaSciences”) filed a complaint in the Superior Court for the State of Delaware (C.A. No. N24C-01-242 FJJ) alleging breach of contract and unjust enrichment in connection with unpaid invoices. The Company was not aware of the suit (due to a delay in notice) until after AltaSciences had already moved for entry of a default. Upon notice, the Company engaged Delaware counsel, who have been in discussions with counsel for AltaSciences concerning an agreement for payment of the non-disputed invoices. The Company has paid a portion of the amount due, but AltaSciences has also levied funds in the Company’s bank account in New Jersey, which are now frozen. The Company has continued discussions with AltaSciences, including as to the levy and payment of the remaining balance for the unpaid invoices.

13.Subsequent Events

Amendment No. 8 to 2021 Note

Effective July 16, 2024, the Company and Lind entered into an Amendment No. 8 to Convertible Promissory Note (“Amendment No. 8”), which amended the 2021 Note. Pursuant to Amendment No. 8, the Company and Lind agreed, among other things, that: (A) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to October 31, 2024, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (B) Lind will, through October 31, 2024, forebear from exercising any right to assert or claim that a Material Adverse Effect (as defined in the 2021 Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to July 16, 2024; and (C) the Company shall use its reasonable best efforts to seek, at a special or annual meeting of the stockholders of the Company to be scheduled to be held no later than October 31, 2024, instead of July 31, 2024, stockholder approval as contemplated by Nasdaq Listing Rule 5635(d) to issue any shares in connection with the repayment or conversion of any portion of the March 2024 principal increase amount of the Note.

Warrant Inducement

On July 11, 2024, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 939,739 shares of the Company’s common stock, originally issued on December 1, 2023, with an exercise price of $10.56 per share and a termination date of December 1, 2028, and January 30, 2024, with an exercise price of $8.40 per share and a termination date of January 30, 2029 (together, the “Existing Warrants”).

Pursuant to the Inducement Letter, the holders agreed to exercise for cash the Existing Warrants at an exercise price of $0.61 per share in consideration for the Company’s agreement to issue, in a private placement, new common stock purchase warrants (the “New Warrants”), to purchase up to an aggregate of 1,879,478 shares of common stock (the “New Warrant Shares”) at an exercise price of

$0.61 per share. The Company received aggregate gross proceeds of approximately $573,240 from the exercise of the Existing Warrants by the holders, before deducting placement agent fees and other offering expenses payable by the Company.

The Company engaged H.C. Wainwright & Co., LLC (“HCW”) to act as its exclusive placement agent in connection with the transactions summarized above and has agreed to pay HCW a cash fee equal to 7.5% of the aggregate gross proceeds received from the holders’ exercise of its Existing Warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants. The Company has also agreed to issue HCW or its designees warrants (the “Placement Agent Warrants”) to purchase up to 65,782 shares of common stock (representing 7.0% of the Existing Warrants being exercised), which will have the same terms as the New Warrants except the Placement Agent Warrants will have an exercise price equal to $0.7625 per share (125% of the exercise price of the Existing Warrants). In addition, the Company agreed to reimburse HCW for its expenses in connection with the exercise of the Existing Warrants and the issuance of the New Warrants of: (i) $30,000 for fees and expenses of its counsel, and (ii) $15,950 for its clearing costs.

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

Amendment No. 8 to 2021 Note

On November 23, 2021, we entered into a Securities Purchase Agreement (the “Lind Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind”) pursuant to which, among other things, on November 23, 2021, we issued and sold to Lind, in a private placement transaction, in exchange for the payment by Lind of $20.0 million, (1) a convertible promissory note (the “2021 Note”) in an initial aggregate principal amount of $22.0 million, which bore no interest until the first anniversary of the issuance of the 2021 Note and thereafter bore interest at a rate of 5% per annum until October 1, 2023 when the 2021 Note began to bear interest at an annual rate of 12% per annum, and will mature on November 23, 2024, and (2) 2,229 shares of our common stock.

Effective July 16, 2024, the Company and Lind entered into an Amendment No. 8 to Convertible Promissory Note (“Amendment No. 8”), which amended the 2021 Note. Pursuant to Amendment No. 8, the Company and Lind agreed, among other things, that: (A) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to October 31, 2024, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (B) Lind will, through October 31, 2024, forebear from exercising any right to assert or claim that a Material Adverse Effect (as defined in the 2021 Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to July 16, 2024; and (C) the Company shall use its reasonable best efforts to seek, at a special or annual meeting of the stockholders of the Company to be scheduled to be held no later than October 31, 2024, instead of July 31, 2024, stockholder approval as contemplated by Nasdaq Listing Rule 5635(d) to issue any shares in connection with the repayment or conversion of any portion of the March 2024 principal increase amount of the Note.

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

In response to the Company’s request following a hearing before the Panel, on July 25, 2024, the Company received written notification (the “Extension Notice”) from the Panel notifying the Company that the Panel had granted the Company’s request for an additional period, during which the Company will remain listed on Nasdaq, to regain compliance with Rule 5550(b)(2) and demonstrate continued compliance with Nasdaq Listing Rule 5550(a)(2). Pursuant to the Extension Notice, the Panel granted the Company an additional period until August 30, 2024 to regain compliance with Rule 5550(b)(2) and until September 30, 2024 to regain compliance with Rule 5550(a)(2). The extension is subject to certain conditions specified by the Panel in the Notice. While the Company intends to comply with such conditions, there can be no assurance that the Company will be able to regain or remain in compliance with the applicable Nasdaq listing requirements on an ongoing basis or that the Panel will afford the Company additional time to achieve compliance.

We are diligently working to evidence compliance with all applicable requirements for continued listing on the Nasdaq Capital Market; however, there can be no assurance the Panel will grant any request for continued listing or that we will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel. The Notices have no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on the Nasdaq Capital Market under the symbol “SEEL.”

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

Warrant Inducement

On July 11, 2024, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 939,739 shares of the Company’s common stock, originally issued on December 1, 2023, with an exercise price of $10.56 per share and a termination date of December 1, 2028, and January 30, 2024, with an exercise price of $8.40 per share and a termination date of January 30, 2029 (together, the “Existing Warrants”).

Pursuant to the Inducement Letter, the holders agreed to exercise for cash the Existing Warrants at an exercise price of $0.61 per share in consideration for the Company’s agreement to issue, in a private placement, new common stock purchase warrants (the “New Warrants”), to purchase up to an aggregate of 1,879,478 shares of common stock (the “New Warrant Shares”) at an exercise price of $0.61 per share. The Company received aggregate gross proceeds of approximately $573,240 from the exercise of the Existing Warrants by the holders, before deducting placement agent fees and other offering expenses payable by the Company.

The Company engaged H.C. Wainwright & Co., LLC (“HCW”) to act as its exclusive placement agent in connection with the transactions summarized above and has agreed to pay HCW a cash fee equal to 7.5% of the aggregate gross proceeds received from the holders’ exercise of its Existing Warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants. The Company has also agreed to issue HCW or its designees warrants (the “Placement Agent Warrants”) to purchase up to 65,782 shares of common stock (representing 7.0% of the Existing Warrants being exercised), which will have the same terms as the New Warrants except the Placement Agent Warrants will have an exercise price equal to $0.7625 per share (125% of the exercise price of the Existing Warrants). In addition, the Company agreed to reimburse HCW for its expenses in connection with the exercise of the Existing Warrants and the issuance of the New Warrants of: (i) $30,000 for fees and expenses of its counsel, and (ii) $15,950 for its clearing costs.

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

We retained Canaccord Genuity to assist in our ongoing review of potential partnerships, collaborations, and business development opportunities. On the merits of our unique ketamine expertise with SLS-002 in suicidality and our inclusion in a government sponsored PTSD study, we are currently exploring a potential collaboration in the mental health space to increase shareholder value. Additionally, we have been evaluating the use of SLS-002 in indications beyond ASIB and PTSD including but not limited to MDD and adjunctive MDD.

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

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024, we had $0.3 million in cash and an accumulated deficit of $253.6 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our condensed consolidated financial statements), the sale of common stock and warrants (see Note 6 to our condensed consolidated financial statements) and the exercise of warrants (see Note 10 to our condensed consolidated financial statements).

On July 11, 2024, the Company entered into the Inducement Letter with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 939,739 shares of the Company’s common stock, originally issued on December 1, 2023, with an exercise price of $10.56 per share and a termination date of December 1, 2028, and January 30, 2024, with an exercise price of $8.40 per share and a termination date of January 30, 2029.

Pursuant to the Inducement Letter, the holders agreed to exercise for cash the Existing Warrants at an exercise price of $0.61 per share in consideration for the Company’s agreement to issue, in a private placement, New Warrants to purchase up to an aggregate of 1,879,478 shares of common stock at an exercise price of $0.61 per share. The Company received aggregate gross proceeds of approximately $573,240 from the exercise of the Existing Warrants by the holders, before deducting placement agent fees and other offering expenses payable by the Company.

The Company engaged HCW to act as its exclusive placement agent in connection with the transactions summarized above and has agreed to pay HCW a cash fee equal to 7.5% of the aggregate gross proceeds received from the holders’ exercise of its Existing Warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants. The Company has also agreed to issue HCW or its designees the Placement Agent Warrants to purchase up to 65,782 shares of common stock (representing 7.0% of the Existing Warrants being exercised), which will have the same terms as the New Warrants except the Placement Agent Warrants will have an exercise price equal to $0.7625 per share (125% of the exercise price of the Existing Warrants). In addition, the Company agreed to reimburse HCW for its expenses in connection with the exercise of the Existing Warrants and the issuance of the New Warrants of: (i) $30,000 for fees and expenses of its counsel, and (ii) $15,950 for its clearing costs.

On May 16, 2024, the “Company entered into a securities purchase agreement (the “May Securities Purchase Agreement”) with certain institutional investors identified on the signature pages thereto (the “May Purchasers”), pursuant to which the Company agreed to issue and sell 380,968 shares (the “May Shares”) of its common stock and pre-funded warrants to purchase up to 81,239 shares of Common Stock (the “May Pre-Funded Warrants”) in a registered direct offering (the “May Registered Direct Offering”). In a concurrent private placement (the “May Private Placement” and together with the Registered Direct Offering, the “May Offering”), the Company also agreed to issue and sell to the May Purchasers unregistered warrants to purchase up to 924,414 shares of common stock (the “May Common Warrants” and, together with the May Pre-Funded Warrants, the “May Warrants”). The combined purchase price for one May Share and accompanying May Common Warrants to purchase two shares of common stock for each Share purchased was $2.46. The combined purchase price for one May Pre-Funded Warrant to purchase one share of common stock and accompanying May Common Warrants to purchase two shares of common stock for each share of common stock issuable upon exercise of a purchased May Pre-Funded Warrant was $2.459.

The May Pre-Funded Warrants have an exercise price of $0.001 per share of common stock and are exercisable immediately upon issuance. Each holder of a May Pre-Funded Warrant will not have the right to exercise any portion of its May Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Pre-Funded Warrant Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Pre-Funded Warrant Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the May Pre-Funded Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the May Pre-Funded Warrants. The holders may exercise the May Pre-Funded Warrants by means of a “cashless exercise.”

The May Common Warrants have an exercise price of $2.21 per share of common stock, subject to adjustment as provided therein, are exercisable immediately upon issuance and expire five years following the original issuance date. Each holder of a May Common Warrant will not have the right to exercise any portion of its May Common Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Common Warrant Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Common Warrant Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the May Common Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the May Common Warrants. If at any time after the six-month anniversary of the date of issuance, a registration statement covering the resale of the shares of common stock issuable upon exercise of the May Common Warrants is not available for the resale, then the holders may exercise the MAY Common Warrants by means of a “cashless exercise.”

The May Warrants are not and will not be listed for trading on any national securities exchange or other nationally recognized trading system.

On May 16, 2024, the Company also entered into a placement agency agreement (the “May Placement Agent Agreement” and together with the May Securities Purchase Agreement, the “May Agreements”) with Roth Capital Partners, LLC (the “May Placement Agent”), pursuant to which the May Placement Agent acted as placement agent for the May Offering and the Company agreed to pay the May Placement Agent an aggregate cash fee equal to 7% of the aggregate gross proceeds received by the Company from the sale of the securities in the May Offering. The May Placement Agent Agreement includes indemnity and other customary provisions for transactions of this nature. The Company also reimbursed the May Placement Agent for up to $50,000 for the May Placement Agent’s legal fees and expenses.

The closing of the May Offering occurred on May 21, 2024. Gross proceeds from the May Offering were approximately $1.1 million, before deducting placement agent fees and estimated May Offering expenses payable by the Company. The Company used the net proceeds from the Offering (excluding any proceeds from any May Warrant exercises) to initially repay $0.26 million of principal and accrued interest under the certain 2021 Note issued to Lind on November 23, 2021, as amended on December 10, 2021, February 8, 2023, May 19, 2023, September 30, 2023, March 27, 2024, May 1, 2024, June 1, 2024 and July 16, 2024 and the remainder for general corporate purposes and to advance the development of the Company’s product candidates.

On January 26, 2024, we entered into a securities purchase agreement (the “January 2024 Securities Purchase Agreement”) with certain institutional investors (the “January Investors”), pursuant to which, on January 30, 2024, we issued and sold 425,532 shares (the “January Shares”) of common stock in a registered direct offering (the “January 2024 RDO”). In a concurrent private placement (the “January 2024 Private Placement” and together with the January 2024 RDO, the “January 2024 Offering”), we also agreed to issue and sell to the January Investors the warrants to purchase up to 425,532 shares of common stock (the “January 2024 Common Warrants”). The combined purchase price for one January Share and accompanying January 2024 Common Warrant to purchase one share for each share of common stock purchased was $9.40.

The January 2024 Common Warrants have an exercise price of $8.40 per share of common stock, are exercisable immediately upon issuance and expire five years following the initial date of exercise. The exercise price and number of shares of common stock issuable upon the exercise of the January 2024 Common Warrants will be subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the January 2024 Common

Warrants. If at any time after the six-month anniversary of the date of issuance, a registration statement covering the issuance of the shares of common stock issuable upon exercise of the January 2024 Common Warrants is not available for the issuance, then the holders may exercise the January 2024 Common Warrants by means of a “cashless exercise.”

Pursuant to an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group, LLC, a division of American Capital Partners, LLC (“Titan”), on December 1, 2023, we sold to Titan, in an underwritten public offering (i) 1,781,934 shares of our common stock, (ii) pre-funded warrants to purchase up to 302,827 shares of common stock (the “December 2023 Pre-Funded Warrants”) and (iii) accompanying common stock warrants to purchase up to 525,569 shares of common stock (the “December 2023 Common Warrants” and together with the December 2023 Pre-Funded Warrants, the “December 2023 Warrants”). The combined public offering price for each share of common stock and accompanying December 2023 Common Warrant to purchase one share of common stock was $10.56 and the combined public offering price for each share of common stock subject to a December 2023 Pre-Funded Warrant and accompanying December 2023 Common Warrant to purchase one share of common stock was $10.55. The net proceeds to us were approximately $5 million, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us. The December 2023 Pre-Funded Warrants were exercised in full during the year ended December 31, 2023.

The per share exercise price for the December 2023 Common Warrants is $10.56, subject to adjustment as provided therein. The December 2023 Common Warrants were exercisable immediately and expire on December 1, 2028. Each holder of a December 2023 Common Warrant does not have the right to exercise any portion of its December 2023 Common Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to such exercise (the “Common Warrant Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to us, the holder may increase the Common Warrant Beneficial Ownership Limitation, but not to above 9.99%. The exercise price and number of shares of common stock issuable upon the exercise of the December 2023 Common Warrants is subject to adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the December 2023 Common Warrants. If a registration statement covering the issuance of the shares of common stock issuable upon exercise of the December 2023 Common Warrants is not available for the issuance, then the holders may exercise the Common Warrants by means of a “cashless exercise.”

On September 21, 2023, we entered into a Securities Purchase Agreement (the "September 2023 Securities Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the "September Purchasers”), pursuant to which, on September 25, 2023, we issued and sold 62,500 shares of our common stock and accompanying common stock warrants to purchase up to 41,709 shares of common stock (the "September 2023 Warrants”) in a registered direct offering (the "September 2023 RDO”). The shares of common stock and the September 2023 Warrants were offered by us pursuant to our Registration Statement. The exercise price of the September 2023 Warrants was $78.00 per share, subject to adjustment as provided therein, and the September 2023 Warrants were immediately exercisable upon issuance and were to expire on the date that is five years following the original issuance date. In addition, the September 2023 Warrants contained an alternative “cashless exercise” provision whereby a September 2023 Warrant may be exchanged cashlessly for shares of common stock at the rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. The combined purchase price for one share of common stock and accompanying September 2023 Warrants to purchase shares of common stock for each share purchased was $72.00. The aggregate net proceeds from the Offering, after deducting the fees payable to financial advisors and other estimated offering expenses, were approximately $4.1 million. We intend to use the aggregate net proceeds (excluding proceeds from any September 2023 Warrant exercises) to repay $0.7 million of principal and accrued interest under the 2021 Note as required by the Letter Agreement and the remainder for general corporate purposes and to advance the development of our product candidates. We may also use the net proceeds from the September 2023 RDO to make periodic principal and interest payments under, or to repay a portion of, the 2021 Note. The fair value of the September 2023 Warrants upon issuance was $1.9 million and such amount was included within warrant liabilities, at fair value on the condensed consolidated balance sheets on the condensed consolidated balance sheets. On September 26, 2023 and September 27, 2023, the holders of the September 2023 Warrants cashlessly exchanged their September 2023 Warrants in full for an aggregate of 9,260 and 32,408 shares of common stock, respectively, and no September 2023 Warrants remain outstanding. As a result of the exercise of the September 2023 Warrants, we recognized a $100,000 expense within change in fair value of warrant liabilities on the condensed consolidated statement of operations.

On March 10, 2023, we entered into a Securities Purchase Agreement (the “March 2023 Securities Purchase Agreement”) with a life sciences-focused investment fund (the “March Investor”), pursuant to which we issued and sold an aggregate of 50,248 shares of common stock, pre-funded warrants exercisable for an aggregate of 38,920 shares of common stock and accompanying common warrants exercisable for an aggregate of 111,459 shares of common stock in a registered direct offering, resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses. On May 19, 2023, we entered into Amendment No. 1 to the March 2023 Securities Purchase Agreement (the “2023 Purchase Agreement Amendment”) pursuant to which the March Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the March 2023 Securities Purchase Agreement to permit us to make the May Through September Payments in a combination of cash and shares of common stock as contemplated in the 2021 Note Amendment. In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, we issued to the March Investor warrants to purchase up to an aggregate of 16,667 shares of common stock. The fair value of these warrants upon issuance was $3.2 million and is included within loss on extinguishment of debt on the condensed consolidated statement of operations.

As of June 30, 2024, we had $244.9 million available under a shelf registration statement on Form S-3 (File No. 333-276119) filed with the SEC on December 18, 2023, which was declared effective on December 27, 2023 (the “Registration Statement”). However, for so long as our public float remains less than $75 million, in no event will we sell securities pursuant to shelf registration statements, including pursuant to the Shelf Registration Statement, with a value more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period.

On November 23, 2021, we entered into the Lind Securities Purchase Agreement with Lind pursuant to which, among other things, on November 23, 2021, we issued and sold to Lind, in a private placement transaction, in exchange for the payment by Lind of $20.0 million, (1) a convertible promissory note (the “2021 Note”) in an initial aggregate principal amount of $22.0 million, which bore no interest until the first anniversary of the issuance of the 2021 Note and thereafter bore interest at a rate of 5% per annum until October 1, 2023 when the 2021 Note began to bear interest at an annual rate of 12% per annum, and will mature on November 23, 2024, and (2) 2,229 shares of our common stock.

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

The 2021 Note contains certain restrictive covenants and event of default provisions, including a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash and cash equivalents commencing on October 31, 2024. As of August 6, 2024, the outstanding principal amount of the 2021 Note was $11.4 million. Based on our current operating plan and our cash balance as of June 30, 2024, we do not expect be able to maintain the minimum cash balance required to satisfy the minimum cash covenant if we do not raise additional financing by October 31, 2024. If we are unable to cure such default within fifteen business days from its occurrence or otherwise obtain a waiver from Lind or amend the terms of the 2021 Note, we would trigger a default under the 2021 Note. If we are not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the 2021 Note, Lind could declare the 2021 Note immediately due and payable, which would require us to pay 120% of the outstanding principal amount of the 2021 Note and would have a material adverse effect on our liquidity, financial condition, operating results, business and prospects, and could cause the price of our common stock to decline. In addition, since the borrowings under the 2021 Note are secured by a first priority lien on our assets, Lind would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the 2021 Note. In addition, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of our common stock at the lower of (x) the then-current conversion price (which is currently $1,440.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of our common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and there have been no material changes to such policies or estimates during the six months ended June 30, 2024.

Recent Accounting Pronouncements

Please refer to the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended June 30, 2024 and 2023

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended June 30,
	Three Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change
Operating expense
Research and development	$966	$8,509	$(7,543)	-89%
General and administrative	2,549	2,780	(231)	-8%
Total operating expense	$3,515	$11,289	$(7,774)	-69%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended June 30,
	Three Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change
Research and development expenses
Clinical trial expenses	200	6,084	(5,884)	-97%
Manufacturing expenses	63	587	(524)	-89%
Employee compensation	701	1,316	(615)	-47%
Contract consulting expenses	2	522	(520)	-100%
Total research and development expenses	$966	$8,509	$(7,543)	-89%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $7.5 million decrease in R&D expenses during the three months ended June 30, 2024, as compared to the same period in 2023, resulted primarily from a decrease in clinical trial expenses of approximately $5.9 million, a $0.6 million decrease in employee compensation due to the reduction in force on April 30, 2024 and a decrease in manufacturing expenses of approximately $0.5 million due to the wind down of clinical trials.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses decreased by $0.2 million during the three months ended June 30, 2024, as compared to the same period in 2023. This decrease was primarily from a decrease in employee costs in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change
Other income (expense)
Interest income	$—	$83	$(83)
Interest expense	(23)	(7)	(16)
Change in fair value of convertible notes	1,399	(616)	2,015
Loss on extinguishment of debt	—	(5,507)	5,507
Change in fair value of warrant liabilities	3,473	(12,496)	15,969
Total other income (expense)	$4,849	$(18,543)	$23,392

Interest Income

Interest income was nil and $83,000 for the three months ended June 30, 2024 and 2023, respectively.

Interest Expense

Interest expense was $23,000 and $7,000 for the three months ended June 30, 2024 and 2023, respectively.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was a gain of $1.4 million and an expense of $0.6 million for the three months ended June 30, 2024 and 2023, respectively. The June 2024 change was due to the hybrid method being employed, in which probabilities were ascribed to multiple potential scenarios, including an assumed hold to maturity, an assumed 1-year extension, and an assumed dissolution The concluded fair value was 84.6% of par value. The June 2023 change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was an expense of nil and $5.5 million for the three months ended June 30, 2024 and 2023, respectively. The June 2023 expense was due to the increase in principal amount of the 2021 Note of $5.7 million in connection with the amendment of the 2021 Note in May 2023

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liability was a gain of $3.5 million and an expense of $12.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The change in fair value of the warrant liability during the three months ended June 30, 2024 was comprised of $0.2 million for the March 2023 Warrants, $27,000 for the May 2023 Warrants, $1.8 million for the December 2023 Warrants and $1.5 million for the January 2024 Common Warrants. For the three months ended June 30, 2023, the change in fair value of warrant liabilities was $12.5 million, which income was due to the revaluation of the warrants during such period.

Comparison of the Six Months Ended June 30, 2024 and 2023

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Six Months Ended June 30,
	Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change
Operating expense
Research and development	$4,491	$14,177	$(9,686)	-68%
General and administrative	5,658	6,852	(1,194)	-17%
Total operating expense	$10,149	$21,029	$(10,880)	-52%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Six Months Ended June 30,
	Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change
Research and development expenses
Clinical trial expenses	1,949	8,589	(6,640)	-77%
Manufacturing expenses	374	2,070	(1,696)	-82%
Employee compensation	2,023	2,516	(493)	-20%
Contract consulting expenses	145	1,002	(857)	-86%
Total research and development expenses	$4,491	$14,177	$(9,686)	-68%

R&D costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $9.7 million decrease in R&D expenses during the six months ended June 30, 2024, as compared to the same period in 2023, resulted primarily from a decrease in clinical trial expenses of approximately $6.7 million, a decrease in manufacturing expenses of approximately $1.7 million and $0.9 million in contract consulting expenses both due to the wind down of clinical trials.

General and Administrative Expenses

G&A costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses decreased by $1.2 million during the six months ended June 30, 2024, as compared to the same period in 2023. This decrease was primarily from a decrease in employee costs in the six months ended June, 2024 compared to the six months ended June 30, 2023.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
Other income (expense)
Interest income	$10	$150	$(140)
Interest expense	(46)	(14)	(32)
Change in fair value of convertible notes	1,196	(550)	1,746
Loss on extinguishment of debt	(1,493)	(5,520)	4,027
Loss on issuance of common stock and warrants	—	(4,301)	4,301
Change in fair value of warrant liabilities	8,573	(12,807)	21,380
Total other income (expense)	$8,240	$(23,042)	$31,282

Interest Income

Interest income was $10,000 and $150,000 for the six months ended June 30, 2024 and 2023, respectively.

Interest Expense

Interest expense was $46,000 and $14,000 for the six months ended June 30, 2024 and 2023, respectively.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was a gain of $1.2 million and an expense of $0.6 million for the six months ended June 30, 2024 and 2023, respectively. The June 2024 change was due to the hybrid method being employed, in which probabilities were ascribed to multiple potential scenarios, including an assumed hold to maturity, an assumed 1-year extension, and an assumed dissolution The concluded fair value was 84.6% of par value. The June 2023 change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for was an expense of $1.5 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively. The June 2024 expense was due to the increase in principal amount of the 2021 Note of $1.5 million in connection with the amendment of the 2021 Note in March 2024. The June 2023 expense was due to the increase in principal amount of the 2021 Note of $5.7 million in connection with the amendment of the 2021 Note in May 2023.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liability was a gain of $8.6 million and an expense of $12.8 million for the six months ending June 30, 2024 and June 30, 2023, respectively. The change in fair value of the warrant liability during the six months ended June 30, 2024 was comprised of $0.6 million for the March 2023 Warrants, $0.1 million for the May 2023 Warrants, $4.9 million for the December 2023 Warrants and $3.0 million for the January 2024 Common Warrants. For the six months ended June 30, 2023, the change in fair value of warrant liabilities was $12.8 million, which income was due to the revaluation of the warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash (used in) provided by operations
Net cash used in operating activities	$(5,614)	$(16,252)
Net cash provided by financing activities	2,912	6,562
Net (decrease) increase in cash	$(2,702)	$(9,690)

Operating Activities

Cash used in operating activities of $5.6 million during the six months ended June 30, 2024 was primarily due to a net loss of $1.0 million, a change in fair value of convertible notes payable of $1.2 million and a change in fair value of warrant liability of $8.6 million which was partially offset by non-cash adjustment related to changes in operating assets and liabilities of $1.8 million, loss on extinguishment of debt of $1.5 million, and stock-based compensation expense of $1.8 million.

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

Financing Activities

Cash provided by financing activities of $2.9 million during the six months ended June 30, 2024 was primarily due to proceeds from issuances of common stock and warrants of $4.4 million, which was partially offset by principal and interest payments of our convertible debt of $1.5 million.

Cash provided by financing activities of $6.6 million during the six months ended June 30, 2023 was primarily due to proceeds from issuances of common stock and warrants of $14.5 million, which was partially offset by principal and interest payments of our convertible debt of $3.6 million and the repurchase of common stock under the Vyera Repurchase Agreement of $1.2 million.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the six months ended June 30, 2024.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $253.6 million from our inception through June 30, 2024.

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

On November 23, 2021, we issued and sold to Lind Global Asset Management V, LLC (“Lind”) a convertible promissory note in an initial aggregate principal amount of $22.0 million for an aggregate purchase price of $20.0 million as amended to date, (the “Convertible Promissory Note”). The Convertible Promissory Note contains certain restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the Convertible Promissory Note or more in cash and cash equivalents commencing on October 31, 2024. In the event we fail to meet the minimum cash balance as required under the Convertible Promissory Note, and if we are unable to cure such default within fifteen business days from its occurrence or otherwise obtain a waiver from Lind or amend the terms of the Convertible Promissory Note, we would trigger a default under the Convertible Promissory Note. If we are not able to comply or regain compliance with any of the covenants in, or otherwise fail to make cash payments or trigger a default under, the Convertible Promissory Note, Lind could declare the Convertible Promissory Note immediately due and payable, which would require us to pay 120% of the outstanding principal amount of the Convertible Promissory Note and would have a material adverse effect on our liquidity, financial condition, operating results, business and prospects, and could cause the price of our common stock to decline. In addition, since the borrowings under the Convertible Promissory Note are secured by a first priority lien on our assets, Lind would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the Convertible Promissory Note. In addition, upon an Event of Default (as defined in the Convertible Promissory Note), Lind shall have the right to convert the then outstanding principal amount of the Convertible Promissory Note into shares of our common stock at the lower of (x) the then-current conversion price (which is currently $1,440.00 per share, subject to adjustment in certain circumstances as described in the Convertible Promissory Note) and (y) 85% of the average of the five lowest daily volume weighted average price of our common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

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

As of June 30, 2024, we had a cash balance of approximately $0.3 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC (the “Shelf Registration Statement”). We may use the Shelf Registration Statement to offer from time to time up to $244.9 million of any combination of debt securities, common and preferred stock and warrants. However, for so long as our public float remains less than $75 million, in no event will we sell securities pursuant to shelf registration statements, including pursuant to the Shelf Registration Statement, with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period. In addition, we agreed in a securities purchase agreement entered into in connection with our March 2023 registered direct offering (the “March 2023 RDO”) that we would not, subject to certain exceptions, effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the March 2023 RDO, and (b) September 21, 2026 (or, in the case of an at-the-market offering, September 21, 2024). Additionally, we agreed in a securities purchase agreement entered into in connection with our September 2023 registered direct offering (the “September 2023 RDO”) that, until March 25, 2024, we will not effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving an at-the-market offering or variable rate transaction, which includes the Sale Agreement. We also agreed in a securities purchase agreement entered into in connection with our January 2024 registered direct offering that, until July 30, 2024, we will not, subject to certain exceptions, effect any issuance of shares of common Stock or common stock equivalents involving an at-the-market offering or variable rate transaction.

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

In addition, debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends and may be secured by all or a portion of our assets. For example, we granted to Lind, as the holder of the Convertible Promissory Note, a first priority lien on our assets and properties and the Convertible Promissory Note includes restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the Convertible Promissory Note or more in cash and cash equivalents commencing on October 31, 2024. Our inability to raise capital when needed may harm our business, financial condition, and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

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

The FDA, the EMA and comparable foreign authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA, the EMA or comparable foreign authorities as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment that our products could be used in such manner. However, if we are found to have promoted our products for any off label uses, the federal government could levy civil, criminal or administrative penalties, and seek fines against us. Such enforcement has become more common in the industry. The FDA, the EMA or comparable foreign authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, clinical trials, regulatory approvals, and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any which we are developing, or that would render our product candidates obsolete and noncompetitive. Even if we obtain regulatory approval for any of our product candidates, our competitors may succeed in obtaining regulatory approvals for their products earlier than we do. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

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

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing, and distribution of pharmaceutical products. If any of our product candidates are approved for commercialization, we may be required to develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform sales and marketing services. Developing a sales force for any resulting product or any product resulting from any of our other product candidates is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we marketed and sold our product candidates independently. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

In addition, the potential market opportunity for our product candidates is difficult to precisely estimate. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. Independent sources have not verified all of our assumptions. If any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of the potential market opportunity. If the actual market for our product candidates is smaller than we expect, our product revenue may be limited, it may be harder than expected to raise funds and it may be more difficult for us to achieve or maintain profitability. If we fail to achieve market acceptance of our product candidates in the U.S. and abroad, our revenue will be limited, and it will be more difficult to achieve profitability.

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

In Europe, the United Kingdom withdrew from the European Union on January 31, 2020 and began a transition period that ended on December 31, 2020. Although the ultimate effects of Brexit have yet to be seen, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition, and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of August 6, 2024, we have 8 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. However, competition for qualified personnel is intense. In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete agreements with employees and require employers to rescind existing non-compete agreements, may lead to increased uncertainty in hiring and competition for talent. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

On April 30, 2024, we announced a reduction in our workforce that affected approximately 33% of our current employees, along with a reduction in working hours and related compensation for all of our remaining employees. Our cost reduction plan may be disruptive to our operations, and our workforce reductions could yield unanticipated consequences, such as attrition beyond planned workforce reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in the need for contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified personnel. In addition, we may not realize the anticipated benefits, savings, and improvements from our cost reduction efforts due to unforeseen difficulties, delays or unexpected costs.

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

We and our suppliers may experience a disruption in our and their business as a result of natural disasters. A significant natural or man-made disaster, such as an earthquake, power outages, hurricane, flood or fire, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater New York, New York region, as well as the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia and the Israel-Hamas war, could cause damage or disruption to us, our employees, facilities, partners, and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

On April 30, 2024, we announced a reduction in our workforce that affected approximately 33% of our current employees (the “RIF”), along with a reduction in working hours and related compensation for all of our remaining employees. This decision relates to our recent announcement of our strategic focus on our mental health initiatives and serves to reduce ongoing operating expenses not related to such initiatives and extend our cash runway. Total annualized cost savings from the RIF are estimated at approximately $0.8 million and total annualized cost savings from the reduction in working hours are estimated at approximately $1.6 million. The RIF was substantially completed on April 30, 2024. We recognized approximately $50,000 in total charges for related benefits for employees whose employment was terminated pursuant to the RIF. These are one-time termination benefits and are cash charges. The estimates of costs and expenses that we expect to incur in connection with the RIF are subject to a number of assumptions and actual results may differ materially from those estimates. We may also incurr other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the RIF.

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

Filing, prosecuting, and defending patents on product candidates throughout the world would be prohibitively expensive. Competitors may use our licensed and owned technologies in jurisdictions where we have not licensed or obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain or license patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims, or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, in 2023 our closing stock price ranged from $11.12 to $393.6 per share, and during the six months ended June 30, 2024, our closing stock price ranged from $0.42 to $14.32 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

In response to the Company’s request following a hearing before the Panel, on July 25, 2024, the Company received written notification (the “Extension Notice”) from the Panel notifying the Company that the Panel had granted the Company’s request for an additional period, during which the Company will remain listed on Nasdaq, to regain compliance with Rule 5550(b)(2) and demonstrate continued compliance with Nasdaq Listing Rule 5550(a)(2). Pursuant to the Extension Notice, the Panel granted the Company an additional period until August 30, 2024 to regain compliance with Rule 5550(b)(2) and until September 30, 2024 to regain compliance with Rule 5550(a)(2). The extension is subject to certain conditions specified by the Panel in the Notice. While the Company intends to comply with such conditions, there can be no assurance that the Company will be able to regain or remain in compliance with the applicable Nasdaq listing requirements on an ongoing basis or that the Panel will afford the Company additional time to achieve compliance.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2024, we have outstanding warrants to purchase an aggregate of approximately 2,007,856 shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of June 30, 2024, 102,179 shares of our common stock were reserved for issuance under our equity incentive plans, of which 95,331 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $251.42 per share, 5,657 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 1,126 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $334.25 per share, and 3,015 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 13,432 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. Furthermore, from time to time and before the maturity date of the Convertible Promissory Note, Lind currently has the option to convert any portion of the then-outstanding principal amount of the Convertible Promissory Note into shares of our common stock at a price per share of $1,440.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization and interest payments on the Convertible Promissory Note in the form of shares of our common stock, with the number of shares issuable calculated based on eighty-five percent (85%) of the average of the five (5) lowest daily volume weighted average price of shares of our common stock during the twenty (20) trading days ending on the last trading day prior to such payment date. Any issuances of shares of our common stock pursuant to the Convertible Promissory Note will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2024, we issued the following shares of common stock to Lind to satisfy principal and interest payments under the 2021 Note: (a) 682,926 shares of common stock on April 10, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.451 per share, (b) 669,934 shares of common stock on April 23, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.306 per share, (c) shares of common stock on May 3, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.245 per share, (d) 429,184 shares of common stock on May 14, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.233 per share, (e) 125,709 shares of common stock on May 28, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $1.233 per share, (f) 126,213 shares of common stock on June 4, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $1.030 per share, (g) 126,666 shares of common stock on June 12, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.900 per share, (h) 127,364 shares of common stock on June 20, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.793 per share and, (i) 127,009 shares of common stock on June 25, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.622 per share, ((a) through (i), collectively, the

“Lind Shares”). The Lind Shares were issued to Lind in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. Accordingly, the Lind Shares have not been registered under the Securities Act and the Lind Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 (a) of Regulation S-K.

Since June 30, 2024, we have issued the following shares of common stock to Lind to satisfy principal and interest payments under the 2021 Note: (a) 126,908 shares of common stock on July 1, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.524 per share, (b) 127,236 shares of common stock on July 3, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.503 per share, (c) 127,083 shares of common stock on July 9, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.480 per share, (d) 127,395 shares of common stock on July 10, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.480 per share, (e) 127,406 shares of common stock on July 10, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.480 per share, (f) 127,416 shares of common stock on July 10, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.480 per share, (g) 181,434 shares of common stock on July 16, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.474 per share, (h) 141,705 shares of common stock on July 25, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.434 per share, (i) 142,144 shares of common stock on July 29, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.401 per share, (j) 142,241 shares of common stock on August 1, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.401 per share, and (k) 142,736 shares of common stock on August 5, 2024 to satisfy principal and interest payments thereunder at a repayment share price of $0.296 per share ((a) through (k), collectively, the “Additional Lind Shares”). The Additional Lind Shares were issued to Lind in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. Accordingly, the Additional Lind Shares have not been registered under the Securities Act and the Additional Lind Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

3.21

Certificate of Change filed with the Secretary of State of the State of Nevada on May 15, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on May 16, 2024).

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

4.15

Form of Common Stock Warrant, dated September 25, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2023).

4.16

Amendment No. 4 to Convertible Promissory Note and Amendment to Letter Agreement, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, effective September 30, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2023).

4.17

Amendment No. 5 to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, effective March 27, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2024).

4.18

Amendment No. 6 to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, effective May 1, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2024).

4.19

Amendment No. 7 to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, effective June 1, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on June 5, 2024).

4.20

Amendment No. 8 to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, effective July 16, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on July 16, 2024).

4.21	Form of New Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on July 12, 2024).

4.22	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on July 12, 2024).

4.23	Form of Pre - Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on May 21, 2024).

4.24	Form of Common Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on May 21, 2024).

10.1†

Form of Securities Purchase Agreement, dated January 26, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024).

10.2†

Placement Agent Agreement, dated January 26, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2024).

10.3

Form of Securities Purchase Agreement, dated May 16, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on May 21, 2024).

10.4

Placement Agency Agreement, dated May 16, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on May 21, 2024).

10.5	Form of Inducement Letter (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on July 12, 2024).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
(1)	Furnished, not filed.
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

Seelos Therapeutics, Inc.

Date: August 14, 2024	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer (Principal Financial and Accounting Officer)